Form 10-Q
period 1999-03-31
RAZORFISH INC
filed 1999-06-10
CIK 1075088

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20459
                            _______________________

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999
                               --------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the transition period from ___________ to ____________

                       Commission File Number 000-25847
                                              ---------

                                 RAZORFISH,INC.
                                 -------------
            (Exact Name of Registrant as Specified in its Charter)

           Delaware                              13-3804503
           --------                              ----------
   (State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
   Incorporation or Organization)

             107 Grand Street, 3rd Floor, New York, New York 10013
             -----------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

                                (212) 966-5960
                                --------------
             (Registrant's Telephone Number, Including Area Code)

                                      N/A
                                      ---
                    (Former Name, Former Address And Former
                    Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] YES [X] NO


The number of shares outstanding of the Registrant's Class A Common Stock as of May 31, 1999 was 24,551,367.

                                RAZORFISH, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                                                                     Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Financial Statements

               Consolidated Balance Sheets as of December 31, 1998
               (audited) and March 31, 1999                                1

               Consolidated Statements of Operations for the
               Three Months Ended March 31, 1998 and 1999                  2

               Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1998 and 1999                  3

               Notes to Consolidated Financial Statements                  4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         8

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                        13

Item 6.  Exhibits and Reports on Form 8-K                                 14

Signatures

PART I.   FINANCIAL INFORMATION

Item 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       RAZORFISH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                         Assets                                            December 31,            March 31,
                                         ------
                                                                                              1998                   1999
                                                                                          -----------------------------------
                                                                                           (audited)             (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                                   $   598,720           $10,273,995
Accounts receivable, net of allowance for doubtful accounts of $50,000
and $100,000, respectively                                                                    2,373,006             8,391,429
Unbilled charges                                                                              1,326,905             1,793,611
Prepaid expenses and other current assets                                                       572,700             3,517,398
Deferred tax assets                                                                             102,128                48,217
Due from affiliate                                                                              601,089             1,596,052
                                                                                          -----------------------------------
     Total current assets                                                                     5,574,548            25,620,702
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of
$472,410 and $1,206,057, respectively                                                         1,185,544             2,761,529
INTANGIBLES, net of accumulated amortization of $106,634 and $1,339,527, respectively         3,454,582            58,354,255
DEFERRED TAX ASSETS                                                                             620,275               620,284
DEFERRED REGISTRATION COSTS                                                                     564,165             2,008,576
OTHER ASSETS                                                                                    686,369               932,411
                                                                                          -----------------------------------
     Total assets                                                                           $12,085,483           $90,297,757
                                                                                          ===================================
                                Liabilities and Stockholders' Equity
                                ------------------------------------
CURRENT LIABILITIES:
Due to Omnicom Group, Inc.                                                                  $ 1,782,380           $   566,181
Due to related party                                                                            500,000                     -
Accounts payable and accrued expenses                                                         1,791,417             8,132,549
Income taxes payable                                                                            206,024               927,681
Deferred rent                                                                                    58,158                82,158
Advanced billings                                                                               345,031             1,093,632
Current portion of capital lease obligations                                                     47,107                24,588
Deferred tax liabilities                                                                      1,395,884             1,409,700
                                                                                          -----------------------------------
     Total current liabilities                                                                6,126,001            12,236,489
LONG-TERM DEBT                                                                                3,206,506             3,600,130
CAPITAL LEASE OBLIGATIONS                                                                         5,671                 5,000
MINORITY INTEREST                                                                                     -                48,779
OTHER LIABILITIES                                                                                18,655               394,414
                                                                                          -----------------------------------
     Total liabilities                                                                        9,356,833            16,284,812

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 10,000,000 shares authorized; no shares issued
or outstanding                                                                                        -                     -

Common Stock:
Class A, $.01 par value, 29,999,950 shares authorized; 9,223,821 and 21,087,875 shares
issued and outstanding at December 31, 1998 and March 31, 1999, respectively                     92,238               210,878

Class B, $.01 par value, 50 shares authorized; 50 shares issued and outstanding                       -                     1

Additional paid-in-capital                                                                    2,410,121            73,085,810
Cumulative foreign currency translation adjustments                                               3,860               (29,199)
Retained earnings                                                                               222,431               745,455
                                                                                          -----------------------------------
Total stockholders' equity                                                                    2,728,650            74,012,945
                                                                                          -----------------------------------
Total liabilities & stockholders' equity                                                    $12,085,483           $90,297,757
                                                                                          ===================================

      The accompanying notes are an integral part of these consolidated balance sheets.

                       RAZORFISH, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   Three Months Ended March 31,
                                                      1998            1999
                                                  ----------------------------
                                                            (unaudited)
REVENUES                                           $2,119,017      $12,354,963
DIRECT SALARIES AND COSTS                           1,407,000        6,487,956
                                                  ----------------------------
     Gross profit                                     712,017        5,867,007
SALES AND MARKETING                                    34,887          468,871
GENERAL AND ADMINISTRATIVE                            514,463        3,173,731
AMORTIZATION OF INTANGIBLES                             8,124          792,233
NON-CASH COMPENSATION EXPENSE                          42,761           27,271
                                                  ----------------------------
Income from operations                                111,782        1,404,901
INTEREST EXPENSE, NET                                  42,156            9,044
MINORITY INTEREST                                           -          (22,143)
                                                  ----------------------------
Income before income taxes                             69,626        1,418,000
PROVISION FOR INCOME TAXES                             42,000          894,976
                                                  ----------------------------
     Net income                                    $   27,626      $   523,024
                                                  ============================

PER SHARE INFORMATION:
  Net income per share--
     Basic                                         $     0.00      $      0.03
     Diluted                                       $     0.00      $      0.03

  Weighted average common shares outstanding--
     Basic                                          9,156,819       19,920,783
     Diluted                                        9,623,885       20,574,930

  The accompanying notes are an integral part of these consolidated statements.

                       RAZORFISH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended March 31,
                                                                                   1998                 1999
                                                                             --------------------------------------
                                                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $     27,626            $     523,024
Adjustments to reconcile net income to net cash (used in) provided by operating activities--
Allowance for doubtful accounts                                                    33,000                   50,000
Depreciation and amortization                                                      44,444                1,966,540
Non-cash common stock compensation                                                      -                   27,271
Increase in minority interest                                                           -                   48,779
(Increase) decrease in deferred taxes, net                                       (202,135)                  67,718
Changes in operating assets and liabilities--
Decrease (increase) in accounts receivable                                        137,423               (6,068,423)
Decrease (increase) in unbilled charges                                           174,067                 (466,706)
Decrease (increase) in prepaid expenses and other current assets                  278,632               (2,944,698)
Increase in due from affiliate                                                    (53,877)                (994,963)
Increase in other assets                                                         (734,745)                (246,042)
Increase in accounts payable and accrued expenses                                 458,965                6,716,892
(Decrease) increase in advanced billings                                          (73,029)                 748,601
Increase in income taxes payable                                                        -                  721,657
(Decrease) increase in deferred rent                                              (34,185)                  24,000
Decrease in due to related party                                                        -                 (500,000)
                                                                             -------------------------------------
Net cash provided by (used in) operating activities                                56,186                 (326,350)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                             (147,192)              (2,309,632)
Acquisitions of subsidiaries, net of cash acquired                               (777,567)              (1,192,088)
                                                                             -------------------------------------
Net cash used in investing activities                                            (924,759)              (3,501,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred registration costs                                                             -               (1,444,411)
Payments under capital lease obligations                                          (30,358)                 (23,190)
Proceeds from exercise of Communicade's 10% option                                      -               15,814,476
Proceeds from capital contribution                                                 59,261                        -
Proceeds from exercise of stock options                                                 -                   12,104
Net borrowings (repayments) under lines of credit options                         160,003                 (822,575)
                                                                             -------------------------------------
Net cash provided by financing activities                                         188,906               13,536,404

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
 EQUIVALENTS                                                                            -                  (33,059)
                                                                             -------------------------------------
Net (decrease) increase in cash and cash equivalents                             (679,667)               9,675,275
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  1,176,076                  598,720
                                                                             -------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $    496,409            $  10,273,995
                                                                             =====================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for--
Income taxes paid                                                            $          -            $           -
Interest paid                                                                           -                        -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
ACTIVITIES:
Fair market value of common stock issued for acquisition                                -               54,940,479

 The accompanying notes are an integral part of these consolidated statements.

                       RAZORFISH, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

       Razorfish, Inc., together with its wholly owned and partially owned subsidiaries (collectively, the "Company"), is an international digital communications solutions provider. The Company creates digital communications solutions that are designed to help its clients increase sales, improve communications, and create and enhance business identities. The Company provides an integrated service offering consisting of strategic consulting, design of information architectures and user interfaces, and creation and customization of software necessary to implement its digital communication solutions. The Company primarily uses Internet-based technologies to create digital communication solutions for the World Wide Web. However, the Company's solutions will increasingly incorporate additional communications technologies, such as wireless, satellite and broadband communications, for use with a variety of digital devices and information appliances, including mobile phones, pagers and personal digital assistants. In order to service its global clients, the Company has completed six acquisitions since its inception in 1995, and currently has offices in New York, San Francisco, Los Angeles, London, Stockholm, Oslo, Helsinki and Hamburg.

Principles of Consolidation

       The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1, as amended (File No. 333-71043). In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

       The results of operations presented for the three months ended March 31, 1998 and 1999 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

2.  ACQUISITIONS

       In January 1999, the Company acquired all of the issued and outstanding shares of capital stock of Spray Network AB ("Spray") from Spray Ventures AB and Communicade Inc. ("Communicade"), a wholly owned subsidiary of Omnicom Group, Inc. ("Omnicom"), in exchange for an aggregate of 9,881,034 shares of the Company's Class A Common Stock, par value $.01 per share (the "Common Stock"), and 50 shares of the Company's non-voting Class B Common Stock (the "Spray Acquisition"). The shares of Common Stock issued represented 50.0% of the shares of the Company's Common Stock on a fully diluted basis immediately following the Spray Acquisition. In addition, the Company entered into employment agreements with certain executives of Spray Network AB.

3.  COMMUNICADE 10% OPTION

       On February 3, 1999, Communicade exercised its option to purchase up to 10% of the Company's Common Stock and acquired 1,976,810 shares of Common Stock. The purchase price per share upon exercise of the 10% option was equal to 80% of the price per share to be sold in the Company's initial public offering (the "Offering"). The purchase price paid by Communicade in connection with the exercise of this option was $15,814,476 and was based on an assumed offering price of $10.00 per share (or $8.00 per share). The fair value of the 10% option was recorded as additional purchase price consideration for the Spray Acquisition. The purchase price for these shares was increased based on a discount of 20% from $16.00 per share, the actual offering price of the shares sold in the Offering. In April 1999, Communicade paid $9,488,692, the difference between the amount paid by Communicade and the amount payable based on such actual offering price.

4.  PRO FORMA INFORMATION

       The following information presents the pro forma results of operations for the Company for the period ending March 31, 1998 as if the acquisitions of Spray (Note 2), CHBi Limited (May 1998), Plastic (June 1998), <tag> Media (July
1998) and Sunbather (October 1998) had occurred on January 1, 1998:

                                                        Three Months
                                                       Ended March 31,
                                                            1998
                                                      -----------------
                                                          (unaudited)
(in 000's of U.S. Dollars)
Revenues                                                  $     6,914
Net loss from operations                                         (215)
Net loss                                                         (110)

PER SHARE INFORMATION:
  Net loss per share--
     Basic                                                       (.01)
     Diluted                                                     (.01)

  Weighted average common shares outstanding--
     Basic                                                 19,037,853
     Diluted                                               19,504,919

        A pro forma consolidated statement of operations has not been presented for the three months ended March 31, 1999, as the consummation of the Spray Acquisition occurred on January 5, 1999 and the operations of Spray for the first four days of January 1999 are not material to the overall unaudited consolidated statement of operations.

5.  NET INCOME PER COMMON SHARE

       The Company computes net income per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128 basic net income per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations. The impact of the adoption of this statement by the Company was not material.

                                                             Three Months Ended March 31,
                                                            ------------------------------
                                                                 1998            1999
                                                            ------------------------------
                                                                      (unaudited)
          Basic common share outstanding                      9,156,819       19,920,783
          Stock options                                         467,066          654,147
                                                            ------------------------------

          Diluted common and common equivalent shares         9,623,885       20,574,930
                                                            ==============================

6.   RECENTLY ISSUED ACCOUNTING STANDARDS

          In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 31, 1998. The adoption of SOP 98-1 did not have a material effect on the Company's unaudited consolidated financial statements.

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the financial condition of the Company.

7.   COMPREHENSIVE INCOME

          During 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        1998           1999
                                                   ----------------------------
                                                            (unaudited)
          Net income                                  $ 27,626      $ 523,024
          Foreign currency translation adjustment            -        (33,059)
                                                   ----------------------------
             Comprehensive income                     $ 27,626      $ 489,965
                                                   ============================


8.   PUBLIC OFFERING

          On April 30, 1999, the Company closed the Offering and sold an aggregate of 3,450,000 shares (including 450,000 shares subject to the underwriters' overallotment option) of the Company's Common Stock to the public. All of the shares of Common Stock sold in the Offering were sold by the Company. Net proceeds to the Company were $48,321,886, after deducting underwriting discounts and commissions and expenses payable by the Company in connection with the Offering. The Company used a portion of the net proceeds from the Offering to repay all outstanding amounts owed by the Company to Omnicom under the lines of credit provided by Omnicom.

          The following pro forma balance sheet sets forth the financial position of the Company as of March 31, 1999 as if the Offering had closed and all proceeds were received on March 31, 1999, all IPO related expenses had been accrued or paid and Communicade had contributed an additional $9,488,692 as an exercise price adjustment (Note 3) in connection with the previous exercise of its option to purchase up to 10% of the Company's Common Stock:

                       RAZORFISH, INC. AND SUBSIDIARIES
                UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

                                                               March 31,      Omnicom             IPO          March 31, 1999
                    Assets                                       1999        10% Option        Adjustments       Pro forma
                    ------                                  -----------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                                   $ 10,273,995      9,488,692        $51,336,000     $   71,098,687
Accounts receivable, net of allowance for
  doubtful accounts of $100,000                                8,391,429              -                  -          8,391,429
Unbilled charges                                               1,793,611              -                  -          1,793,611
Prepaid expenses and other current assets                      3,517,398              -                  -          3,517,398
Deferred tax assets                                               48,217              -                  -             48,217
Due from affiliate                                             1,596,052              -                  -          1,596,052
                                                            -----------------------------------------------------------------
  Total current assets                                        25,620,702      9,488,692         51,336,000         86,445,394

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  and amortization of $1,206,057                               2,761,529              -                  -          2,761,529
INTANGIBLES, net of accumulated amortization of
  $1,339,527                                                   58,354,255             -                  -         58,354,255
DEFERRED TAX ASSETS                                              620,284              -                  -            620,284
DEFERRED REGISTRATION COSTS                                    2,008,576              -         (2,008,576)                 -
OTHER ASSETS                                                     932,411              -                               932,411
                                                            -----------------------------------------------------------------
      Total assets                                          $ 90,297,757      9,488,692        $49,327,424     $  149,113,873
                                                            =================================================================

          Liabilities and Stockholders' Equity
          -------------------------------------
CURRENT LIABILITIES:
Due to Omnicom Group, Inc.                                  $    566,181              -                  -     $      566,181
Accounts payable and accrued expenses                          8,132,549              -          1,005,538          9,138,087
Income taxes payable                                             927,681              -                  -            927,681
Deferred rent                                                     82,158              -                  -             82,158
Advanced billings                                              1,093,632              -                  -          1,093,632
Current portion of capital lease obligations                      24,588              -                  -             24,588
Deferred tax liabilities                                       1,409,700              -                  -          1,409,700
                                                            -----------------------------------------------------------------
  Total current liabilities                                   12,236,489              -          1,005,538         13,242,027
LONG-TERM DEBT                                                 3,600,130              -                  -          3,600,130
CAPITAL LEASE OBLIGATIONS                                          5,000              -                  -              5,000
MINORITY INTEREST                                                 48,779              -                  -             48,779
OTHER LIABILITIES                                                394,414              -                  -            394,414
                                                            -----------------------------------------------------------------
  Total liabilities                                           16,284,812              -          1,005,538         17,290,350

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 10,000,000 shares
  authorized; no shares issued or outstanding                          -              -                  -                 -
Common Stock:
Class A, $.01 par value, 29,999,950 shares authorized;
  21,087,875 shares issued and outstanding
  at March 31, 1999                                              210,878              -             34,500            245,378
Class B, $.01 par value, 50 shares authorized; 50 shares
  issued and outstanding                                               1              -                  -                  1
Additional paid-in capital                                    73,085,810      9,488,692         48,287,386        130,861,888
Cumulative foreign currency translation adjustments              (29,199)             -                  -            (29,199)
Retained earnings                                                745,455              -                  -            745,455
                                                            -----------------------------------------------------------------
  Total stockholders' equity                                  74,012,945      9,488,692         48,321,886        131,823,523
                                                            -----------------------------------------------------------------
     Total liabilities & stockholders' equity               $ 90,297,757      9,488,692         49,327,424        149,113,873
                                                            =================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements.

Overview

     The Company is a leading-edge international digital communications solutions provider. The Company's digital communications solutions are designed to help clients increase sales, improve communications and create and enhance business identities. The Company provides an integrated service offering consisting of strategic consulting, design of information architectures and user-interfaces and creation and customization of software necessary to implement its digital communications solutions. The Company primarily uses Internet-based technologies to create digital communications solutions for the World Wide Web. However, the Company's solutions will increasingly incorporate additional communications technologies, such as wireless, satellite and broadband communications, for use with a variety of digital devices and information appliances, including mobile phones, pagers and personal digital assistants.

     The Company's revenues are derived from fees for services generated on a project-by-project basis. In general, clients are charged for the time, materials and expenses incurred on a particular project; however, a portion of the Company's revenues is derived from fixed-fee contracts. Historically, the Company has not operated on a retainer basis; however, in the first quarter of 1999, the Company entered into a retainer-based arrangement with one of its clients.

     The Company recognizes revenues for time and materials-based, fixed-fee and retainer-based arrangements on the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. At the beginning of each fixed-fee engagement, the Company estimates the total cost of the project. The Company reassesses its estimated costs for each project on a quarterly basis, and provisions for estimated losses on unfinished projects are made over the life of the project in the period in which such losses are determined.

     The agreements entered into in connection with a project, whether time and materials or fixed-fee based, are generally terminable by the client upon 30-days' prior written notice. If the client terminates the agreement, it is required to pay the Company for all time, materials and expenses incurred by the Company through the effective date of termination. The Company's retainer-based arrangement ends on December 31, 1999 and the fixed monthly retainer can be reduced by 10% by the client on 30 days notice. If clients terminate existing agreements or if the Company is unable to enter into new engagements, the Company's business, financial condition and results of operations could be materially and adversely affected.

     In addition, because a proportion of the Company's expenses are relatively fixed, a variation in the number of client engagements can cause significant variations in operating results from quarter to quarter.

     The Company's projects vary in size and scope; therefore, a client that accounts for a significant portion of the Company's revenues in one period may not generate a similar amount of revenue in subsequent periods.

     For the three months ended March 31, 1999 no client accounted for more than 10.0% of the Company's revenues. For the three months ended March 31, 1998, the following clients accounted for the percentage of the Company's actual revenues set forth opposite their respective names:

     Client                        Percent of Revenues
     ------                        -------------------
     Charles Schwab                       20.7%
     Citibank                             16.7%

     The Company believes that it will continue to derive a significant portion of its revenues from a limited number of larger clients. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse effect on its business, financial condition and results of operations.

Operating and other expenses

     The Company's direct salaries and costs are comprised primarily of salaries, employee benefits and incentive compensation of billable employees and a proportionate share of all other operating expenses based on the ratio of billable to total employees.

     The Company's sales and marketing expenses are comprised of the salaries of employees who engage in sales and marketing activities and the costs of those activities.

     The Company's general and administrative expenses are comprised of the salaries, employee benefits and incentive compensation of non-billable employees and a proportionate share of all other operating expenses based on the ratio of non-billable to total employees.

     The Company's amortization of intangibles primarily is comprised of the amortization of intangibles in relation to the Spray Acquisition.

Seasonality

     In general, the laws of the European countries in which the Company operates mandate that all employees receive significantly more vacation days than in the United States. For example, in Sweden, each employee must receive a minimum of 25 days paid vacation per year. These vacations are typically taken in the third quarter, resulting in declining revenues during this period due to a reduction in both billable hours and client demand.

Quarter-to-quarter fluctuations in margins

     The Company's operating results and quarter-to-quarter margins may fluctuate in the future as a result of many factors, some of which are beyond the Company's control. Historically, the Company's quarterly margins have been impacted by:

     .    the number of client engagements undertaken or completed;

     .    a change in the scope of ongoing client engagements;

     .    seasonality;

     .    a shift from fixed-fee to time and materials-based contracts;

     .    the number of days during the quarter;

     .    utilization rates of employees;

     .    marketing and business development expenses;

     .    charges relating to strategic acquisitions;

     .    pricing changes in the information technology services market; and

     . economic conditions generally or in the information technology services market.

     The Company expects this trend to continue.

Results of operations

     The following table sets forth certain consolidated statement of operations data of the Company both in actual dollars and as a percentage of revenues for the period indicated:

                                                    Three Months Ended March 31,
                                            ---------------------------------------------
                                                    1998                    1999
                                            ---------------------   ---------------------
                                                               (unaudited)
                                                         (dollars in millions)
                                                        Percent                 Percent
                                                           of                      of
                                              Amount    Revenues      Amount    Revenues
                                            ---------------------   ---------------------
Revenues..................................   $2.12      100.0%       $12.36     100.0%
Direct salaries and costs.................    1.41       66.5          6.49      52.5
                                            ---------------------   ---------------------
Gross profit..............................     .71       33.5          5.87      47.5
Sales and marketing.......................     .04        1.8           .47       3.8
General and administrative................     .51       24.1          3.17      25.6
Amortization of goodwill..................     .01         .5           .79       6.4
Non-cash compensation expense.............     .04        1.9           .03        .3
                                            ---------------------   ---------------------
Income from operations....................     .11        5.2          1.41      11.4
Interest expense, net.....................     .04        1.9           .01        .1
Minority Interest                                -          -          (.02)      (.2)
                                            --------------------    ---------------------
Income before income taxes................     .07        3.3          1.42      11.5
Provision for income taxes................     .04        1.9           .90       7.3
                                            ---------------------------------------------
Net income................................   $ .03        1.4%       $  .52       4.2%
                                            =============================================

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Revenues

     The Company's revenues increased $10.2 million, or 483.0%, to $12.4 million for the three months ended March 31, 1999 from $2.1 million for the three months ended March 31, 1998. This increase in revenues was primarily due to (1) the increase of $2.7 million in revenues from the Company's New York operations as a result of the increase in the number, complexity and the length of the projects completed, an increase in the billing rates of the Company's employees and the amount spent per project by clients and (2) $7.5 million in revenues related to the acquisition of Spray and four other subsidiaries that were completed after the first quarter of 1998.

Direct salaries and costs

     The Company's direct salaries and costs increased $5.1 million, or 360.3%, to $6.5 million for the three months ended March 31, 1999 from $1.4 million for the three months ended March 31, 1998. As a percentage of revenues, direct salaries and costs decreased to 52.5% for the three months ended March 31, 1999 from 66.5% for the three months ended March 31, 1998. The increase in direct salaries and costs in absolute dollar terms was a result of the increase in the number of billable employees. The decrease in direct salaries and costs as a percentage of revenues was due to an increase in the utilization of billable employees to 65% for the three months ended March 31, 1999 from 51% for the three months ended March 31, 1998.

Sales and marketing

     The Company's sales and marketing expenses increased $0.5 million, or 1,075.0%, to $0.5 million for the three months ended March 31, 1999 from $35,000 for the three months ended March 31, 1998. As a percentage of revenues, sales and marketing expenses increased to 3.8% for the three months ended March 31, 1999 from 1.8% for the three months ended March 31, 1998. The increase in sales and marketing expenses in absolute dollar terms and as a percentage of revenues was primarily due to an increase in the number of solutions managers who spend a portion of their time on sales and marketing activities and an increase in spending on promotional activities.

General and administrative

     The Company's general and administrative expenses increased $2.7 million, or 521.6%, to $3.2 million for the three months ended March 31, 1999 from $0.5 million for the three months ended March 31, 1998. As a percentage of revenues, general and administrative expenses increased to 25.6% for the three months ended March 31, 1999 from 24.1% for the three months ended March 31, 1998. The increase in general and administrative expenses in absolute dollar terms was a result of the increase in the number of non-billable employees and an increase in other types of general and administrative expenses, such as salaries, rent expense, equipment rental and depreciation.

Amortization of intangibles

     Amortization of intangibles for the Company was approximately $0.8 million for the three months ended March 31, 1999 compared to $8,000 for the three months ended March 31, 1998. This increase was due to the amortization of intangibles resulting from the five acquisitions that were completed after the first quarter of 1998. Seven hundred twenty-six thousand dollars of intangibles was attributable to the acquisition of Spray that was completed in January 1999.

Non-cash compensation expense

     Non-cash compensation expense decreased to $27,000 for the three months ended March 31, 1999 compared to $42,000 for the three months ended March 31, 1998.

Income Taxes

     The Company had income taxes of $0.9 million on pre-tax profits of $1.4 million for the three months ended March 31, 1999. During the three months ended March 31, 1998, the Company had income taxes of $42,000 on pre-tax profits of $70,000. The effective income tax rate was 63.1% and 60.3% for the three months ended March 31, 1999 and March 31, 1998, respectively. The differences in the effective tax rate for the three months ended March 31, 1999 and March 31, 1998 from the federal and state statutory rates was primarily the result of non-tax deductible expenses, including (1) amortization of intangibles of $0.8 million and $8,000, respectively, and (2) non-cash compensation expense.

Liquidity and Capital Resources

     Historically, the Company relied on borrowings under lines of credit provided by Omnicom to finance its working capital requirements and capital expenditures. The Company received $15.8 million in February 1999 when Communicade exercised its option to purchase 1,976,810 shares of Common Stock, which represented 10% of the Company's Common Stock on a fully diluted basis at the time the option was exercised. The Company used a portion of the proceeds from the exercise of this option by Communicade to repay the outstanding amount due to Omnicom under the working capital line of credit. Following the completion of the Offering in April 1999 the Company received net proceeds of $48.3 million and an additional payment of $9.9 million from Communicade in connection with the exercise of the 10% option. In April 1999, the Company used a portion of the proceeds of the Offering to repay all of the outstanding amounts due to Omnicom under the acquisition lines of credit provided by Omnicom.

     The Company believes that its market risk exposures are immaterial as the Company does not have instruments for trading purposes and reasonably possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all other instruments.

     The Company's net cash used in operating activities was $0.3 million for the three months ended March 31, 1999 compared to net cash provided by operating activities of $56,000 for the three months ended March 31, 1998.

     The Company's net cash used in investing activities was $3.5 million for the three months ended March 31, 1999 compared to $0.9 million for the three months ended March 31, 1998.

     The Company's net cash provided by financing activities was $13.5 million for the three months ended March 31, 1999 compared to $0.2 million for the three months ended March 31, 1998.

Year 2000 Compliance

     The Year 2000 problem is the potential for system and processing failures of date-related data arising from the use of two digits by computer-controlled systems, rather than four digits, to define the applicable year. For example, computer programs that contain time-sensitive software may recognize a date using two digits of "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar ordinary business activities. The Year 2000 problem is not limited to information technology systems but may also impact embedded systems, such as those that control elevators, alarm systems and many other devices.

     The Company believes that its internal software and hardware systems will function properly with respect to dates in the year 2000 and thereafter. Nonetheless, there can be no assurance in this regard until such systems are operational in the year 2000. In the judgement of management, the Company's exposure is minimal, the cost of recovery will be insignificant, and its business will not be adversely impacted.

     The Company has examined all of its internal systems that constitute core components of its operations, including both computer systems and elements of the office environment. The Company has also conducted a complete inventory of the hardware and software in use by the Company in order to verify the state of Year 2000 compliance of all assets necessary to maintain the operations of the Company during the potential disaster scenarios that the Company has identified.

     In connection with its Year 2000 compliance efforts, the Company will continue to purchase and upgrade all desktop and server hardware and software according to the capital budget in place for 1999. One full-time information services specialist is dedicated to the completion of the full hardware and software inventory and the installation of all application software. The Company's planned upgrades to its telephone system and alarm system necessary to support the Company's growth will also result in Year 2000 compliance. In the judgement of management, the cost of compliance could range from $0.1 million to $0.3 million.

     The Company has also examined Year 2000 issues as they relate to each third party with which it has a material relationship, such as its payroll provider and the supplier of the software used by the accounting department. The Company's investigation into the capabilities of its vendors continues, and the Company has received statements from approximately 90% of them regarding their Year 2000 compliance. The company expects to receive additional statements of compliance from certain of its vendors. In the judgement of management, internally used third-party tools, such as operating systems, databases and other design and development applications, are 90% Year 2000 compliant and will be fully compliant by June 30, 1999. Management believes that any failure of these systems would have negligible impact on the Company's operations and would take only a few days to resolve.

     The Company has verified that its internally developed solutions are Year 2000 compliant. Although as a general matter the Company does not specifically warrant to clients that its work will be Year 2000 compliant, certain clients have requested and received such warranties. In such cases, the Company does not warrant the compliance of third-party software; rather, the Company warrants only that software created by the Company will be Year 2000 compliant. However, even absent a specific Year 2000 warranty, there is a risk that clients for whom the Company has created or implemented software will attempt to hold the Company liable for any damages that result in connection with Year 2000 problems.

     The Company has also prepared a contingency plan, which includes the availability of Year 2000 compliant software on its servers and the availability of a full complement of trained information services support staff to deal with unforeseen desktop failures. The Company has redundant servers for a variety of its operating systems to ensure the Company's ability to reconstruct its failed systems quickly. Secondary DMS serves throughout the Company will maintain the Company's vital Internet connections.

     As part of the analysis of the Year 2000 problem, the Company has analyzed the impact of the "worst case scenario" on its business. The "worst case scenario" would occur if the statements and warranties of the Company's vendors concerning their Year 2000 compliance and upgrade programs were entirely false, its current upgrades were unsuccessful and its contingency plan failed, resulting in a critical systems failure throughout the Company. Although management does not believe that this worst case scenario is likely to occur, if it does occur, management estimates that it would cost approximately $7.0 million to replace every single system and keep them operational for one month. The worst case scenario would include replacing or rebuilding:

     .    all servers and the related operating systems;

     .    every date-aware function on the network systems;

     .    all workstation hardware;

     .    all application software programs;

     .    the financial systems;

     .    nonfunctioning telecommunications systems;

     .    climate control systems; and

     .    every office appliance such as copiers and fax machines.

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 26, 1999, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-71043) effective. On April 30, 1999, the Company closed its Offering of an aggregate of 3,450,000 shares of the Company's Common Stock at an offering price of $16.00 per share. The managing underwriters for the offering were Credit Suisse First Boston, BancBoston Robertson Stephens, BT Alex. Brown and Lehman Brothers. Net proceeds to the Company, after deducting underwriting discounts and commissions of $3,864,000 and offering expenses of $3,014,114 were $48,321,886. None of the expenses incurred in the offering were direct or indirect payments to directors, officers, or general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer. The Company used a portion of the net proceeds from the Offering to repay all outstanding amounts owed by Razorfish to Omnicom under the acquisition line of credit provided by Omnicom. The Company has invested the remainder of the net proceeds in short-term, interest bearing, investment grade obligations pending their use for the other purposes.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits

               Exhibits 3.1 through 10.39 are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-1 filed on January 22, 1999, and all amendments thereto (File No. 333-71043).



Exhibit
Number         Description
------         -----------

3.1            Certificate of Incorporation of the Company, as amended.
3.2            By-laws of the Company.
4.1 Stockholders Agreement, dated as of October 1, 1998, among the Company, Spray Ventures, Communicade, Jeffrey A. Dachis and Craig
               M. Kanarick.
4.2 Amendment to Stockholders Agreement, dated February 3, 1999, among the Company, Spray Ventures AB, Communicade, Jeffrey A. Dachis and Craig M. Kanarick.
4.3 Registration Rights Agreement, dated March 30, 1999, between the Company and Communicade Inc.
4.4            Specimen Common Stock Certificate of the Company.
10.1           The Amended and Restated 1997 Stock Option and Incentive Plan
10.2           1999 Stock Incentive Plan.
10.3 Employment Agreement, dated September 18, 1996, between the Company and Jeffrey A. Dachis.
10.4 Non-competition Agreement, dated September 18, 1996, between the Company and Jeffrey A. Dachis.
10.5 Employment Agreement, dated September 18, 1996, between the Company and Craig M. Kanarick.
10.6 Non-competition Agreement, dated September 18, 1996, between the Company and Craig M. Kanarick.
10.7 Employment Agreement, dated April 30, 1998, between the Company and Peter Seidler.
10.8 Amendment to Employment Agreement, dated November 26, 1998, between the Company and Peter Seidler.
10.9 Employment Agreement, dated June 19, 1997, between the Company and Jean-Philippe Maheu.
10.10 Employment Agreement, dated June 1, 1997, between the Company and Evan Orensten.
10.11 Employment Agreement, dated as of October 1, 1998, between the Company and Per Bystedt.
10.12 Employment Agreement, dated as of October 1, 1998, between the Company and Jonas Svensson.
10.13 Employment Agreement, dated as of October 1, 1998, between the Company and Johan Ihrfelt.
10.14 Lease Agreement, dated October 28, 1996, between the Company and Man Yun Real Estate Corporation.
10.15 Lease Agreement, dated April 30, 1997, between the Company and Man Yun Real Estate Corporation.
10.16          Lease Agreement, dated December 23, 1998, between C.H.B.I.
               Razorfish Limited and The Mayor and Commonalty and Citizens of the City of London.
10.17 Lease Agreement, dated March 10, 1998, between J&R Bechelli and Alpha Online, Inc., as amended by letter dated February 9, 1999.
10.18 Lease Agreement No. 731 100, dated April 12, 1996, between Spray (f/k/a Spray Interactive Media Agency AB) and Bojner Restate AB ("Bojner") and the English translation thereof.

10.19 Lease Agreement No. 741 100, dated September 30, 1997, between Spray (f/k/a Spray Interactive Media AB) and Bojner and the English translation thereof.
10.20 Lease Contract No. 01009 001 023 ("Trygg-Hansa Lease"), dated April 30, 1998, between Spray and Trygg-Hansa ("Trygg-Hansa") and the English translation thereof.
10.21 Supplement No. 1, dated April 30, 1998, to Trygg-Hansa Lease and the English translation thereof.
10.22 Supplement No. 2, dated August 18, 1998, to Trygg-Hansa Lease and the English translation thereof.
10.23 Personal Guarantee for Premises, dated April 29, 1998, made by Lars T. Andersson and Per Bystedt in favor of Trygg-Hansa with respect to Trygg-Hansa Lease and the English translation thereof.
10.24 Personal Guarantee for Premises, dated April 29, 1998, made by Johan Ihrfelt and Jonas Svensson in favor of Trygg-Hansa with respect to Trygg-Hansa Lease and the English translation thereof.
10.25 Rent Contract Covering Business Premises, dated February 3, 1998, between Spray Interactive Media AB and DEGI Deutsche Gesellschaft fur Immobilienfonds mbH and the English translation thereof.
10.26 Rental Agreement for Office Space No. 910539, dated April 25, 1997, between Spray Interactive Media Oy and Valtion Kiinteistolaitos (State Real Property Authority)/Uusimaa. ("State Real Property Authority") and the English translation thereof.
10.27 Rental Agreement for Office Space No. 910539, dated May 14, 1997, between Spray Interactive Media Oy and State Real Property Authority and the English translation thereof.
10.28 Lease Contract, dated June 17, 1998, between Spray Geelmuyden.Kiese A.S. and Kongensgate 2 ANS and the English translation thereof.
10.29 Subscription and Exchange Agreement, dated as of October 1, 1998, among the Company, Spray Ventures AB and Communicade.
10.30 First Amendment to the Subscription and Exchange Agreement, dated November 25, 1998, among the Company, Spray Ventures AB, Spray and Communicade.
10.31 Second Amendment to the Subscription and Exchange Agreement, dated December 10, 1998, among the Company, Spray Ventures AB, Spray and Communicade.
10.32 Stock Purchase Agreement, dated October 1, 1998, among Communicade, Jeffrey A. Dachis and Craig M. Kanarick.
10.33 Stock Purchase Agreement, dated October 23, 1998, between Communicade and Spray Ventures AB.
10.34 Amendment to Stock Purchase Agreement, dated December 10, 1998, between Communicade and Spray Ventures AB.
10.35 Loan Agreement, dated September 18, 1996, between the Company and Omnicom Finance Inc.
10.36 Contractor Agreement, dated December 19, 1997, between the Company and Charles Schwab & Co., Inc.
10.37 Letter Agreement, dated August 8, 1997, between the Company and Road Runner Group
10.38     Agreement, dated November 6, 1997, between the Company and AT&T Corp.
10.39     Agreement, dated May 12, 1997, between the Company and CBS.
27.1      Financial Data Schedule.


     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on June 10, 1999.


                                        RAZORFISH, INC.


                                        By: /s/ Jeffrey A. Dachis
                                           -------------------------------------
                                           Jeffrey A. Dachis
                                           President and Chief Executive Officer




                                          By: /s/ Susan Black
                                             -----------------------------------
                                             Susan Black
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)