Form 10-Q
period 1999-06-30
RAZORFISH INC
filed 1999-08-16
CIK 1075088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _______________________

                                   FORM 10-Q

                                   (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999
                                 --------------

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.


           For the transition period from ___________ to ____________

                     Commission File Number   ____________

                                   ---------

                                RAZORFISH, INC.
                                ---------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                             13-3804503
                 --------                             ----------
      (State or Other Jurisdiction of              (I.R.S. Employer
       Incorporation or Organization)           Identification Number)


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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to suchfiling requirements for the past 90 days. [X] YES [ ] NO

The number of shares outstanding of the Registrant's Class A Common Stock as of July 31, 1999 was 24,621,798.

                                RAZORFISH, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Financial Statements

             Consolidated Balance Sheets as of December 31, 1998
             (audited) and June 30, 1999                                    1

             Consolidated Statements of Operations for the Three
             Months and Six Months Ended June 30, 1998 and 1999             2

             Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 1998 and 1999                            3

             Notes to Consolidated Financial Statements                     4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                         13

Item 6.  Exhibits and Reports on Form 8-K                                  13

Signatures                                                                 15

PART I.  FINANCIAL INFORMATION

Item 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        RAZORFISH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                         Assets                                             December 31,     June 30,
                                         ------                                                 1998           1999
                                                                                            --------------------------
                                                                                              (audited)    (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                                        $   599     $ 63,489
Accounts receivable, net of allowance for doubtful accounts of $50 and $603
 respectively                                                                                      2,373        8,882

Unbilled charges                                                                                   1,327        4,284
Prepaid expenses and other current assets                                                            573          924
Deferred tax assets                                                                                  102           70
Due from affiliates                                                                                  601        2,336
                                                                                            --------------------------
          Total current assets                                                                     5,575       79,985
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $472 and
 $1,466, respectively                                                                              1,186        4,074

INTANGIBLES, net of accumulated amortization of $107 and $2,160, respectively                      3,455       59,766
DEFERRED TAX ASSETS                                                                                  620          798
DEFERRED REGISTRATION COSTS                                                                          564            -
OTHER ASSETS                                                                                         685          957
                                                                                            --------------------------
               Total assets                                                                      $12,085     $145,580
                                                                                            ==========================

                         Liabilities and Stockholders' Equity
                         ------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                            $ 1,791     $  9,419
Income taxes payable                                                                                 206          282
Deferred rent                                                                                         58          105
Advanced billings                                                                                    345          904
Due to Omnicom Group, Inc.                                                                         1,782            -
Due to related party                                                                                 500            -
Current portion of capital lease obligations                                                          47           44
Deferred tax liabilities                                                                           1,396        1,424
                                                                                            --------------------------
          Total current liabilities                                                                6,125       12,178
LONG-TERM DEBT                                                                                     3,207            -
CAPITAL LEASE OBLIGATIONS                                                                              6          163
MINORITY INTEREST                                                                                      -           26
OTHER LIABILITIES                                                                                     19          704
                                                                                            --------------------------
               Total liabilities                                                                   9,357       13,071
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 10,000,000 shares authorized; no shares issued or
 outstanding                                                                                           -            -
Common Stock:
Class A, $.01 par value, 29,999,950 shares authorized; 9,223,821 and 24,596,939 shares
 issued and outstanding at December 31, 1998 and June 30, 1999, respectively                          92          246

Class B, $.01 par value, 50 shares authorized; 50 shares issued and outstanding                        -            -
Additional paid-in capital                                                                         2,410      130,979
Cumulative foreign currency translation adjustments                                                    4          (97)
Retained earnings                                                                                    222        1,381
                                                                                            --------------------------
Total stockholders' equity                                                                         2,728      132,509
                                                                                            --------------------------
Total liabilities & stockholders' equity                                                         $12,085     $145,580
                                                                                            ==========================

   The accompanying notes are an integral part of these consolidated balance sheets.

                        RAZORFISH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                       Three Months Ended                 Six Months Ended
                                               --------------------------------- -------------------------------
                                                 June 30, 1998   June 30, 1999     June 30, 1998   June 30, 1999
                                               --------------------------------- -------------------------------
                                                          (unaudited)                       (unaudited)

REVENUES                                            $    3,031     $    15,055        $    5,150     $    27,410
DIRECT SALARIES AND COSTS                                1,599           7,713             3,006          14,201
                                                -------------------------------- -------------------------------
     Gross profit                                        1,432           7,342             2,144          13,209
SALES AND MARKETING                                         59             645                94           1,114
GENERAL AND ADMINISTRATIVE                                 693           4,476             1,207           7,650
AMORTIZATION OF INTANGIBLES                                 19             837                27           1,629
NON-CASH COMPENSATION EXPENSE                            1,657              27             1,700              54
                                                -------------------------------- -------------------------------
     Income (loss) from operations                        (996)          1,357              (884)          2,762
INTEREST (INCOME) EXPENSE, NET                              61            (596)              103            (587)
MINORITY INTEREST                                            -               -                 -             (22)
                                                -------------------------------- -------------------------------
     Income (loss) before income taxes                  (1,057)          1,953              (987)          3,371
PROVISION (BENEFIT) FOR INCOME TAXES                      (628)          1,318              (585)          2,213
                                                -------------------------------- -------------------------------
             Net income (loss)                          ($ 429)    $       635            ($ 402)    $     1,158
                                                ================================ ===============================

PER SHARE INFORMATION:
      Net income (loss) per share--
             Basic                                     ($ 0.05)          $0.03           ($ 0.04)          $0.05
             Diluted                                   ($ 0.05)          $0.03           ($ 0.04)          $0.05

      Weighted average common shares
       outstanding--
             Basic                                   9,156,819      23,574,105         9,156,819      21,757,402
             Diluted                                 9,156,819      24,327,635         9,156,819      22,370,882

 The accompanying notes are an integral part of these consolidated statements.

                        RAZORFISH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                             Six Months Ended June 30,
                                                                           1998                    1999
                                                                        ----------------------------------
                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           ($ 402)                $ 1,158
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities--
Allowance for doubtful accounts                                                 33                     553
Depreciation and amortization                                                  319                   2,622
Non-cash common stock option compensation                                    1,732                       -
Non-cash capital contribution                                                    -                      55
Increase in minority interest                                                    -                      26
Increase in deferred tax assets                                             (1,366)                   (146)
Increase in accounts receivable                                               (906)                 (7,062)
Increase in unbilled charges                                                   (80)                 (2,957)
(Increase) decrease in prepaid expenses and other
 current assets                                                                263                    (351)
Increase in due from affiliates                                               (117)                 (1,735)
Increase in other assets                                                      (732)                   (271)
Increase in accounts payable and accrued expenses                            1,111                   7,628
Increase (decrease) in advanced billings                                      (344)                    559
Increase (decrease) in deferred tax liabilities                                (98)                     28
Increase in income taxes payable                                               635                      76
Increase (decrease) in deferred rent                                           (28)                     47
Increase in other liabilities                                                  229                     685
Decrease in due to related party                                                 -                    (500)
                                                                        ----------------------------------
Net cash provided by operating activities                                      249                     415

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                          (698)                 (3,882)
Acquisitions of subsidiaries, net of cash acquired                          (3,000)                 (3,000)
                                                                        ----------------------------------
Net cash used in investing activities                                       (3,698)                 (6,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred registration costs                                                      -                     564
Payments under capital lease obligations                                       (48)                    155
Proceeds from Initial Public Offering                                            -                  48,322
Proceeds from exercise of Communicade's 10% option                               -                  25,303
Proceeds from exercise of stock options                                          -                     691
Net borrowings (repayments) under lines of credit
 options                                                                     2,732                  (4,989)
Repurchase of Treasury Stock                                                     -                    (589)
                                                                        ----------------------------------
Net cash provided by financing activities                                    2,684                  69,457
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                     -                    (100)
Net increase (decrease) in cash and cash equivalents                          (765)                 62,890
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               1,176                     599
                                                                        ----------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   411                 $63,489
                                                                        ==================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for--
Income taxes paid                                                          $     -                 $ 2,500
Interest paid                                                                    -                       -
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Fair market value of common stock issued for acquisition                         -                  54,940

 The accompanying notes are an integral part of these consolidated statements.

                       RAZORFISH, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

  Razorfish, Inc., together with its wholly owned and partially owned subsidiaries (collectively, the "Company"), is an international digital communications solutions provider. The Company creates digital communications solutions that are designed to help its clients increase sales, improve communications, and create and enhance business identities. The Company provides an integrated service offering consisting of strategic consulting, design of information architectures and user interfaces, and creation and customization of software necessary to implement its digital communication solutions. The Company primarily uses Internet-based technologies to create digital communication solutions for the World Wide Web. However, the Company's solutions will increasingly incorporate additional communications technologies, such as wireless, satellite and broadband communications, for use with a variety of digital devices and information appliances, including mobile phones, pagers and personal digital assistants. In order to service its global clients, the Company has completed seven acquisitions since its inception in 1995, and currently has offices in New York, San Francisco, Los Angeles, London, Stockholm, Oslo, Helsinki and Hamburg.

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

  The results of operations presented for the three months and six months ended June 30, 1998 and 1999, and are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

  In June 1999, the Company acquired substantially all of the assets of the New York-based company, Electrokinetics, Inc. In consideration for the assets acquired, the Company paid approximately $846,500 in cash. In addition, the Company entered into employment agreements with certain executives of Electrokinetics, Inc.

In the second quarter, 1999, Razorfish purchased the remaining 15% of Razorfish Oy, its Finnish subsidiary, approximately 24% of Razorfish AG, its German subsidiary, and 15% of Razorfish AS for a total of $1,370,000 and a grant of 60,000 share options at fair market value. In the Razorfish AS purchase, Razorfish also agreed to repay certain capital contributions and loans over the next three years.

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


4.  PRO FORMA INFORMATION

  The following information presents the pro forma results of operations for the Company for the periods ending June 30, 1998 and 1999 as if the acquisitions of Spray (Note 2), CHBi Limited (May 1998), Plastic (June 1998), tag Media (July
1998), Sunbather (October 1998) and Electrokinetics (June 1999) had occurred on January 1, 1998:

                                                     Three Months         Three              Six               Six
                                                    Ended June 30,     Months Ended      Months Ended      Months Ended
                                                         1998         June 30, 1999     June 30, 1998     June 30, 1999
                                                 -----------------------------------------------------------------------
(in 000's of U.S. Dollars)                           (unaudited)       (unaudited)       (unaudited)       (unaudited)
Revenues                                               $     8,479       $    15,182       $    15,666       $    27,793
Loss from operations                                        (2,385)            1,268            (2,615)            2,549
Net loss                                                    (1,628)              542            (1,757)              937

PER SHARE INFORMATION:
 Net loss per share--
   Basic                                                     (0.09)             0.02             (0.09)             0.04
   Diluted                                                   (0.09)             0.02             (0.09)             0.04

 Weighted average common shares outstanding--
   Basic                                                19,037,853        23,574,105        19,037,853        21,757,402
   Diluted                                              19,037,853        24,327,635        19,037,853        22,370,882


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

                                             Three  Months Ended June 30,     Six  Months Ended June 30,
                                          --------------------------------------------------------------
                                                 1998            1999             1998          1999
                                          --------------------------------------------------------------
                                                     (unaudited)                     (unaudited)
     Basic common share outstanding              9,156,819      23,574,105       9,156,819    21,757,402
     Stock options                                       -         753,530               -       613,480
                                          --------------------------------------------------------------
     Diluted common and common equivalent
      shares                                     9,156,819      24,327,635       9,156,819    22,370,882
                                          ==============================================================

Diluted loss per share for the three and six months ended June 30, 1998 does not include the impact of common stock options as the effect of their inclusion would be anti-dilutive.


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

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Company anticipates that the adoption of SFAS No. 133 will not have a significant effecton the financial condition of the Company.

In July, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB statement No. 133", which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.


7.   COMPREHENSIVE INCOME

  During 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:

(In Thousands of U.S. Dollars)                                             Three Months Ended June 30,
                                                                         ----------------------------------
                                                                           1998                      1999
                                                                         ----------------------------------
                                                                                     (unaudited)
           Net income                                                      ($429)                     $ 635
           Foreign currency translation adjustment                             -                        (68)
                                                                         ----------------------------------
               Comprehensive income                                        ($429)                     $ 567
                                                                         ==================================


8.   PUBLIC OFFERING

  On April 30, 1999, the Company closed the Offering and sold an aggregate of 3,450,000 shares (including 450,000 shares subject to the underwriters' over-allotment option) of the Company's Common Stock to the public. All of the shares of Common Stock sold in the Offering were sold by the Company. Net proceeds to the Company were $48,321,886, after deducting underwriting discounts and commissions and expenses payable by the Company in connection with the Offering. The Company used a portion of the net proceeds from the Offering to repay all outstanding amounts owed by the Company to Omnicom under the lines of credit provided by Omnicom.


9.   SUBSEQUENT EVENTS

  On July 15, 1999, the Company announced that it will acquire all of the outstanding stock of Los Angeles-based Fuel, Inc. and Tonga, Inc. Under the terms of the acquisition, the Company will issue up to 656,000 shares of its Common Stock and pay $750,000 in cash to Fuel and Tonga's sole shareholder in exchange for the entire equity interest in Fuel and Tonga. Furthermore, the Fuel and Tonga purchase agreement calls for a stock or cash earn-out payment to the former shareholder based upon the achievement of certain revenue levels for 1999.

  On August 10, 1999, the Company announced that it had signed a definitive agreement to merge with Cambridge-based International Integration, Inc., ("i-Cube"). Each share or share option of i-Cube will be exchanged for 0.875 of a share of Razorfish, Inc.

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

  The agreements entered into in connection with a project, whether time and materials or fixed-fee based, are generally terminable by the client upon 30-days prior written notice. If the client terminates the agreement, it is required to pay the Company for all time, materials and expenses incurred by the Company through the effective date of termination. The Company's retainer-based arrangement ends on December 31, 1999 and the fixed monthly retainer can be reduced by 10% by the client on 30 days notice. If clients terminate existing agreements or if the Company is unable to enter into new engagements, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

  For the three months and six months ended June 30, 1999, one client accounted for approximately 11.1% and 10.4% of the Company's revenues, respectively. No other clients accounted for more than 10% of the Company's revenues for the same periods. For the three months and six months ended June 30, 1998, one client accounted for 40.4% and 32.3% of the Company's actual revenues, respectively, and another client accounted for 13.0% and 14.5% of the Company's actual revenues, respectively. No other clients accounted for more than 10% of the Company's revenues for the same periods.

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

Results of operations

  The following table sets forth certain consolidated statement of operations data of the Company both in actual dollars and as a percentage of revenues for the period indicated:

                                                  Three Months Ended June 30,                 Six Months Ended June 30,
                                        --------------------------------------------  ----------------------------------------
                                                1998                    1999                  1998                 1999
                                        -------------------     --------------------  --------------------   -----------------
                                                        (unaudited)                                   (unaudited)
                                                   (dollars in millions)                         (dollars in millions)
                                                    Percent                Percent               Percent               Percent
                                                       of                     of                    of                   of
                                          Amount    revenues    Amount     revenues    Amount    revenues    Amount   revenues
                                        -------------------     --------------------  --------------------   -----------------
Revenues..............................    $ 3.03      100.0%    $15.06      100.0%     $5.15      100.0%     $27.41      100.0%
Direct salaries and costs.............      1.60       52.8       7.71       51.2       3.01       58.4       14.20       51.8
                                        -------------------     --------------------  -----------------      -----------------
Gross profit..........................      1.43       47.2       7.35       48.8       2.14       41.6       13.21       48.2
Sales and marketing...................       .06        1.9        .64        4.3        .09        1.8        1.12        4.1
General and administrative............       .69       22.9       4.48       29.7       1.20       23.4        7.65       27.9
Amortization of goodwill..............       .02         .6        .84        5.6        .03        0.5        1.63        5.9
Non-cash compensation expense.........      1.66       54.7        .03        0.2       1.70       33.0         .05        0.2
                                        -------------------     --------------------  -----------------      -----------------
Income (loss) from operations.........     (1.00)     (32.9)      1.36        9.0       (.88)     (17.2)       2.76       10.1
Interest expense, net.................       .06        2.0       (.60)      (4.0)       .11        2.0        (.59)      (2.1)
Minority Interest.....................         -          -          -          -          -          -        (.02)      (0.1)
                                        -------------------     --------------------  -----------------      -----------------
Income (loss) before income taxes.....     (1.06)     (34.9)      1.96       13.0       (.99)     (19.2)       3.37       12.3
Provision (benefit) for income taxes..      (.63)     (20.7)      1.32        8.8       (.59)     (11.4)       2.21        8.1
                                        -------------------     --------------------  -----------------      -----------------
Net income (loss).....................      (.43)     (14.2%)   $  .64        4.2 %     (.40)      (7.8%)    $ 1.16        4.2 %
                                        ====================== =====================  ====================== =================

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenues

  The Company's revenues increased $12.0 million, or 396.7%, to $15.1 million for the three months ended June 30, 1999 from $3.0 million for the three months ended June 30, 1998. This increase in revenue was primarily due to (1) the growth of the Company's eight offices as a result of the increase in the number, complexity and the length of the projects completed, an increase in the billing rates of the Company's employees and the amount spent per project by clients and
(2) revenues related to the acquisition of Spray and two other acquisitions that were completed after the second quarter of 1998.

Direct salaries and costs

  The Company's direct salaries and costs increased $6.1 million, or 382.4%, to $7.7 million for the three months ended June 30, 1999 from $1.6 million for the three months ended June 30, 1998. As a percentage of revenues, direct salaries and costs decreased to 51.2% for the three months ended June 30, 1999 from 52.8% for the three months ended June 30, 1998. The increase in direct salaries and costs in absolute dollar terms was a result of the increase in the number of billable employees.

Sales and marketing

  The Company's sales and marketing costs increased $0.6 million, or 993.2%, to $0.6 million for the three months ended June 30, 1999 from $59,000 for the three months ended June 30, 1998. As a percentage of revenues, sales and marketing expenses increased to 4.3% for the three months ended June 30, 1999 from 1.9% for the three months ended June 30, 1998. The increase in sales and marketing costs in absolute dollar terms and as a percentage of revenues was primarily due to an increase in the number of solutions managers who spend a portion of their time on sales and marketing activities and an increase in spending on promotional activities.

General and administrative

  The Company's general and administrative expenses increased $3.8 million, or 545.9%, to $4.5 million for the three months ended June 30, 1999 from $0.7 million for the three months ended June 30, 1998. As a percentage of revenues, general and administrative expenses increased to 29.7% for the three months ended June 30, 1999 from 22.9% for the three months ended June 30, 1998. The increase in general and administrative expenses in absolute dollar terms was a result of the increase in the number of non-billable employees and an increase in other types of general and administrative expenses, such as salaries, rent expense, equipment rental and depreciation.

Amortization of intangibles

  Amortization of intangibles for the Company was approximately $0.8 million for the three months ended June 30, 1999 compared to $19,000 for the three months ended June 30, 1998. This increase was due to the amortization of intangibles resulting from the three acquisition that were completed after the second quarter of 1998. $0.7 million of amortization was attributable to the acquisition of Spray that was completed in January 1999.

Non-cash compensation expense

  Non-cash compensation expense decreased to $27,000 for the three months ended June 30, 1999 compared to $1.7 million for the three months ended June 30, 1998. The expense for the three months ended June 30, 1998 was largely attributable to the granting of 500,000 share options, which automatically vested, at an exercise price which was deemed to be lower than the fair market value to a former shareholder of Avalanche Systems, Inc. in connection with the acquisition of substantially all of the assets of Avalanche Systems, Inc.

Income Taxes

The Company had income taxes of $1.3 million on pre-tax profits of $2.0 million for the three months ended June 30, 1999. During the three months ended June 30, 1998, the Company had a benefit for income taxes of $0.6 million on pre-tax losses of $1.0 million. The effective income tax rate was 67.5% and 59.4% for the three months ended June 30, 1999 and June 30, 1998, respectively. The differences in the effective tax rate for the three months ended June 30, 1999 and June 30, 1998 from the federal and state statutory rates was primarily the result of non-tax deductible expenses, including (1) amortization of intangibles of $0.8 million and $19,000, respectively, and (2) non-cash compensation expense of $27,000 and $1.7 million respectively.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Revenues

  The Company's revenues increased $22.3 million, or 432.2%, to $27.4 million for the six months ended June 30, 1999 from $5.1million for the six months ended June 30, 1998. This increase in revenue was primarily due to (1) the growth of the Company's eight offices as a result of the increase in the number, complexity and the length of the projects completed, an increase in the billing rates of the Company's employees and the amount spent per project by clients and
(2) revenues related to the acquisition of Spray and two other acquisitions that were completed after the second quarter of 1998.

Direct salaries and costs

  The Company's direct salaries and costs increased $11.2 million, or 372.4%, to $14.2 million for the six months ended June 30, 1999 from $3.0 million for the six months ended June 30, 1998. As a percentage of revenues, direct salaries and costs decreased to 51.8% for the six months ended June 30, 1999 from 58.4% for the six months ended June 30, 1998. The increase in direct salaries and costs in absolute dollar terms was a result of the increase in the number of billable employees.

Sales and marketing

  The Company's sales and marketing costs increased $1.0 million, or 1085.1%, to $1.1 million for the six months ended June 30, 1999 from $94,000 for the six months ended June 30, 1998. As a percentage of revenues, sales and marketing expenses increased to 4.1% for the six months ended June 30, 1999 from 1.8% for the six months ended June 30, 1998. The increase in sales and marketing costs in absolute dollar terms and as a percentage of revenues was primarily due to an increase in the number of solutions managers who spend a portion of their time on sales and marketing activities and an increase in spending on promotional activities.

General and administrative

  The Company's general and administrative expenses increased $6.5 million, or 533.8%, to $7.7 million for the six months ended June 30, 1999 from $1.2 million for the six months ended June 30, 1998. As a percentage of revenues, general and administrative expenses increased to 27.9% for the six months ended June 30, 1999 from 23.4% for the six months ended June 30, 1998. The increase in general and administrative expenses in absolute dollar terms was a result of the increase in the number of non-billable employees and an increase in other types of general and administrative expenses, such as salaries, rent expense, equipment rental and depreciation.

Amortization of intangibles

  Amortization of intangibles for the Company was approximately $1.6 million for the six months ended June 30, 1999 compared to $27,000 for the six months ended June 30, 1998. This increase was due to the amortization of intangibles resulting from the three acquisitions that were completed after the second quarter of 1998. $1.5 million of amortization was attributable to the acquisition of Spray that was completed in January 1999.

Non-cash compensation expense

  Non-cash compensation expense decreased to $54,000 for the six months ended June 30, 1999 compared to $1.7 million for the six months ended June 30, 1998. The expense for the six months ended June 30, 1998 was largely attributable to the granting of 500,000 share options, which automatically vested, at an exercise price which was deemed to be lower than the fair market value to a former shareholder of Avalanche Systems, Inc. in connections with the acquisition of substantially all of the assets of Avalanche Systems, Inc.

Income Taxes

The Company had income taxes of $2.2 million on pre-tax profits of $3.4 million for the six months ended June 30, 1999. During the six months ended June 30, 1998, the Company had a benefit for income taxes of $0.6 million on pre-tax losses of $1.0 million. The effective income tax rate was 65.6% and 59.3% for the six months ended June 30, 1999 and June 30, 1998, respectively. The differences in the effective tax rate for the six months ended June 30, 1999 and June 30, 1998 from the federal and state statutory rates was primarily the result of non-tax deductible expenses, including (1) amortization of intangibles of $1.6 million and $27,000, respectively, and (2) non-cash compensation expense of $54,000 and $1.7 million respectively.

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

  The Company's net cash provided by operating activities was $0.4 million for the six months ended June 30, 1999 compared to net cash provided by operating activities of $0.2 million for the six months ended June 30, 1998.

  The Company's net cash used in investing activities was $6.9 million for the six months ended June 30, 1999 compared to $3.7 million for the six months ended June 30, 1998.

  The Company's net cash provided by financing activities was $69.5 million for the six months ended June 30, 1999 compared to $2.7 million for the six months ended June 30, 1998.

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

  The Company has also examined Year 2000 issues as they relate to each third party with which it has a material relationship, such as its payroll provider and the supplier of the software used by the accounting department. The Company's investigation into the capabilities of its vendors continues, and the Company has received statements from approximately 90% of them regarding their Year 2000 compliance. The company expects to receive additional statements of compliance from certain of its vendors. In the judgement of management, internally used third-party tools, such as operating systems, databases and other design and development applications, are 90% Year 2000 compliant and will be fully compliant by September 30, 1999. Management believes that any failure of these systems would have negligible impact on the Company's operations and would be resolved as expediently as possible.

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


PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  On April 26, 1999, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-71043) effective. On April 30, 1999, the Company closed its Offering of an aggregate of 3,450,000 shares of the Company's Common Stock at an offering price of $16.00 per share. The managing underwriters for the offering were Credit Suisse First Boston, BancBoston Robertson Stephens, BT Alex. Brown and Lehman Brothers. Net proceeds to the Company, after deducting underwriting discounts and commissions of $3,864,000 and offering expenses of $3,014,114 were $48,321,886. None of the expenses incurred in the offering were direct or indirect payments to directors, officers, or general partners of the issuer or their associates, to personsowning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer. The Company used a portion of the net proceeds from the Offering to repay all outstanding amounts owed by Razorfish to Omnicom under the acquisition line of credit provided by Omnicom. The Company has invested the remainder of the net proceeds in short-term, interest bearing, investment grade obligations pending their use for the other purposes.


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



                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on August 16, 1999.


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