Form 10-Q
period 1999-09-30
RAZORFISH INC
filed 1999-11-15
CIK 1075088

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            _______________________

                                   FORM 10-Q

                                  (Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1999

                                --------------

                                      OR

   [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.


          For the transition period from ___________ to ____________

                     Commission File Number   0-28547

                                   ---------

                                RAZORFISH, INC.

                                 -------------
            (Exact Name of Registrant as Specified in its Charter)

                Delaware                             13-3804503
                --------                             ----------
         (State or Other Jurisdiction of     (I.R.S. Employer Identification
          Incorporation or Organization)       Number)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

The number of shares outstanding of the Registrant's Class A Common Stock as of October 31, 1999 was 25,359,185.

                                RAZORFISH, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

          Consolidated Balance Sheets as of December 31, 1998 (audited) and September 30, 1999

          Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 1998 and 1999

          Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1999

          Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Qualitative and Quantitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit 27. Financial Data Schedule

PART I.   FINANCIAL INFORMATION

Item 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       RAZORFISH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                 Assets                                                       December 31,   September 30,
                                 ------                                                          1998            1999
                                                                                              ----------------------------
                                                                                                (audited)     (unaudited)
Current Assets:
Cash and cash equivalents                                                                          $   599        $ 58,232
Accounts receivable, net of allowance for  doubtful accounts
  of $50 and $690 respectively                                                                       2,373          14,151
Unbilled charges                                                                                     1,327           6,625
Prepaid expenses and other current assets                                                              573           1,967
Deferred tax assets                                                                                    102              61
Due from affiliates                                                                                    601             365
                                                                                              ----------------------------
          Total current assets                                                                       5,575          81,401
Property and Equipment, net of accumulated depreciation and amortization of $472 and
 $2,377, respectively                                                                                1,186           6,307
Intangibles, net of accumulated amortization of $107 and $2,703, respectively                        3,455          81,741
Deferred Tax Assets                                                                                    620             798
Deferred Registration Costs                                                                            564               -
Loan to Affiliate                                                                                        -           1,872
Other Assets                                                                                           685             768
                                                                                              ----------------------------
               Total assets                                                                        $12,085        $172,887
                                                                                              ============================

                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current Liabilities:
Accounts payable and accrued expenses                                                              $ 1,791          12,255
Income taxes payable                                                                                   206             318
Deferred rent                                                                                           58             234
Advanced billings                                                                                      345           2,642
Due to Omnicom Group, Inc.                                                                           1,782               -
Due to related party                                                                                   500               -
Current portion of capital lease obligations                                                            47              27
Deferred tax liabilities                                                                             1,396             573
                                                                                              ----------------------------
          Total current liabilities                                                                  6,125          16,049
Long-Term Debt                                                                                       3,207             169
Capital Lease Obligations                                                                                6             152
Minority Interest                                                                                        -              26
Other Liabilities                                                                                       19           2,135
                                                                                              ----------------------------
               Total liabilities                                                                     9,357          18,531
Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized; no shares issued or                       -               -
 outstanding
Common Stock:
Class A, $.01 par value, 29,999,950 shares authorized; 9,223,821 and 25,354,257 shares
 issued and outstanding at December 31, 1998 and September 30, 1999, respectively                       92             254
Class B, $.01 par value, 50 shares authorized; 50 shares issued and outstanding                          -               -

Additional paid-in capital                                                                           2,410         152,374
Cumulative foreign currency translation adjustments                                                      4              22
Retained earnings                                                                                      222           2,294
  Less:  Treasury stock                                                                                  -            (588)
                                                                                              ----------------------------
Total stockholders' equity                                                                           2,728         154,356
                                                                                              ----------------------------
Total liabilities & stockholders' equity                                                           $12,085        $172,887
                                                                                              ============================

   The accompanying notes are an integral part of these consolidated balance sheets.

                       RAZORFISH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           Three Months Ended                          Nine Months Ended
                                                 --------------------------------------     ---------------------------------------
                                                 September 30, 1998  September 30, 1999     September 30, 1998   September 30, 1999
                                                 --------------------------------------     ---------------------------------------
                                                                  (unaudited)                                (unaudited)
Revenues                                                 $    3,968         $    19,058             $    9,118          $    46,468
Project personnel costs                                       1,642               7,884                  3,930               19,852
                                                 --------------------------------------     ---------------------------------------
     Gross profit                                             2,326              11,174                  5,188               26,616
Sales and marketing                                             132               1,359                    226                2,471
General and administrative                                    1,332               7,174                  3,256               17,059
Amortization of intangibles                                      37                 900                     65                2,529
Non-cash compensation expense                                   120                 108                  1,820                  162
                                                 --------------------------------------     ---------------------------------------
     Income (loss) from operations                              705               1,633                   (179)               4,395
Interest (income) expense, net                                   62                (798)                   165               (1,385)
Minority interest                                                 -                   -                      -                  (22)
                                                 --------------------------------------     ---------------------------------------
     Income (loss) before income taxes                          643               2,431                   (344)               5,802
Provision for (benefit from) income taxes                       314               1,518                   (271)               3,731
                                                 --------------------------------------     ---------------------------------------
             Net income (loss)                           $      329         $       913             $      (73)         $     2,071
                                                 ======================================     =======================================

Per Share Information:
      Net income (loss) per share:
             Basic                                            $0.04               $0.04                ($ 0.01)               $0.09
                                                              =====               =====                 ======                =====
             Diluted                                          $0.03               $0.04                ($ 0.01)               $0.09
                                                              =====               =====                 ======                =====

      Weighted average common shares
       outstanding:
             Basic                                        9,156,819          24,755,232              9,156,819           22,777,316
                                                          =========          ==========              =========           ==========
             Diluted                                      9,777,371          25,617,670              9,156,819           23,392,817
                                                          =========          ==========              =========           ==========

 The accompanying notes are an integral part of these consolidated statements.

                       RAZORFISH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)


                                                                                                  Nine Months Ended September 30,
                                                                                                     1998              1999
                                                                                              ------------------------------------
                                                                                                         (unaudited)
Cash flow from operating activities:
     Net income (loss)                                                                              ($73)         $  2,071
     Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
          Allowance for doubtful accounts                                                             50               640
          Depreciation and amortization                                                              293             4,434
          Non-cash common stock option compensation                                                1,869               162
          Increase in deferred tax assets                                                         (1,027)             (136)
          Change in operating assets and liabilities, net of purchase acquisitions:
                Increase in accounts receivable                                                     (658)          (12,402)
                Increase in unbilled charges                                                        (692)           (5,298)
                Increase in prepaid expenses and other current assets                               (153)           (1,394)
                Increase (decrease) in due from affiliates                                          (424)              236
                Increase in other assets                                                            (596)              (81)
                Increase in accounts payable and accrued expenses                                    878             8,847
                Increase (decrease) in advanced billings                                            (303)            2,297
                Increase in deferred tax liabilities                                                 319             1,010
                Increase in income taxes payable                                                     661               112
                Increase in deferred rent                                                             18               176
                Decrease in due to related party                                                       -              (500)
                                                                                                --------------------------
                     Net cash provided by operating activities                                       162               174

Cash flow from investing activities:
     Capital expenditures                                                                           (738)           (7,026)
     Long-term loan to affiliate                                                                       -            (1,872)
     Acquisitions of subsidiaries, net of cash acquired                                           (3,269)           (3,874)
                                                                                                --------------------------
     Net cash used in investing activities                                                        (4,007)          (12,772)

Cash flows from financing activities:
     Deferred registration costs                                                                    (125)              564
     Proceeds (payments) under capital lease obligations                                             (72)              125
     Proceeds from initial public offering                                                             -            48,322
     Proceeds from exercise of Communicade's 10% option                                                -            25,303
     Proceeds from exercise of stock options                                                           -             1,308
     Net borrowings (repayments) under lines of credit options                                     3,054            (4,821)
     Repurchase of treasury stock                                                                      -              (588)
                                                                                                --------------------------
     Net cash provided by financing activities                                                     2,857            70,213
Effect of exchange rate changes on cash and cash equivalents                                           4                18
                                                                                                --------------------------
          Net increase (decrease) in cash and cash equivalents                                      (984)           57,633
Cash and cash equivalents, beginning of period                                                     1,176               599
                                                                                                --------------------------
Cash and cash equivalents, end of period                                                         $   193          $ 58,232
                                                                                                ==========================

Supplemental disclosures of cash flow information:
     Income taxes paid                                                                           $     -          $  3,980
     Interest paid                                                                                     -                 -
Supplemental disclosure of non-cash investing activities:
     Fair market value of common stock issued for acquisition                                          -            75,030

 The accompanying notes are an integral part of these consolidated statements.

                       RAZORFISH, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Business

  Razorfish, Inc., together with its wholly owned and partially owned subsidiaries (collectively, the "Company"), is an international digital communications solutions provider. The Company creates digital communications solutions that are designed to help its clients increase sales, improve communications, and create and enhance business identities. The Company provides an integrated service offering consisting of strategic consulting, design of information architectures and user interfaces, and creation and customization of software necessary to implement its digital communication solutions. The Company primarily uses Internet-based technologies to create digital communication solutions for the World Wide Web. However, the Company's solutions will increasingly incorporate additional communications technologies, such as wireless, satellite and broadband communications, for use with a variety of digital devices and information appliances, including mobile phones, pagers and personal digital assistants. The Company has offices in New York, San Francisco, Los Angeles, London, Stockholm, Oslo, Helsinki and Hamburg.

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

  The results of operations presented for the three months and nine months ended September 30, 1998 and 1999, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

Reclassifications

  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

  In the second quarter, 1999, Razorfish purchased the remaining 15% of Razorfish Oy, its Finnish subsidiary, approximately 24% of Razorfish AG, its German subsidiary, and 15% of Razorfish AS, its Norwegian subsidiary for a total of $1,370,000 and a grant of 60,000 share options at fair market value. In the Razorfish AS purchase, Razorfish also agreed to repay certain capital contributions and loans over the next three years.

On September 15, 1999, Razorfish acquired all of the outstanding stock of Los Angeles-based Fuel, Inc. and Tonga, Inc. Under the terms of the acquisition, Razorfish issued 656,000 shares of its Common Stock and paid $750,000 in cash to Fuel and Tonga's sole stockholder in exchange for the entire equity interest in Fuel and Tonga. Furthermore, the Fuel and Tonga purchase agreement calls for a stock or cash earn-out payment to the former stockholder, based upon the achievement of certain revenue levels for 1999.

3.  COMMUNICADE 10% OPTION

  On February 3, 1999, Communicade exercised its option to purchase up to 10% of the Company's Common Stock and acquired 1,976,810 shares of Common Stock. The purchase price per share upon exercise of the 10% option was equal to 80% of the price per share to be sold in the Company's initial public offering (the"Offering"). The purchase price paid by Communicade in connection with the exercise of this option was $15,814,476 and was based on an assumed offering price of $10.00 per share (or $8.00 per share). The fair value of the 10% option was recorded as additional purchase price consideration for the Spray Acquisition. The purchase price for these shares was increased based on a discount of 20% from $16.00 per share, the actual offering price of the shares sold in the Offering. In April 1999, Communicade paid $9,488,692, the difference between the amount paid by Communicade and the amount payable based on such actual offering price.


4.  PRO FORMA INFORMATION

  The following information presents the pro forma results of operations for the Company for the periods ending September 30, 1998 and 1999 as if the acquisitions of Spray (Note 2), CHBi Limited (May 1998), Plastic (June 1998),
<tag> Media (July 1998), Sunbather (October 1998), Electrokinetics (June 1999),
Fuel, Inc. and Tonga, Inc. (September, 1999), and i-Cube (November 1999) had occurred on January 1, 1998:

                                                             Three            Three              Nine             Nine
                                                             Months           Months            Months           Months
                                                              Ended            Ended             Ended            Ended
                                                            September        September         September         September
                                                            30, 1998         30, 1999          30, 1998          30, 1999
                                                      -------------------------------------------------------------------------
(In thousands, except per share data)                     (unaudited)       (unaudited)       (unaudited)       (unaudited)
Revenues                                                   $ 23,481           $41,669           $66,636          $107,421

Income (loss) from operations                                 1,600             6,950             2,185            13,697
Net income (loss)                                          $    562           $ 4,545           $   405          $  8,761

PER SHARE INFORMATION:
  Net loss per share:
     Basic                                                   36,024            42,674            34,466            40,393
                                                            =======           =======           =======          ========
     Diluted                                                 40,362            47,193            38,554            44,327
                                                            =======           =======           =======          ========

 Weighted average common shares outstanding:
     Basic                                                 $   0.02           $  0.11           $  0.01          $   0.22
                                                            =======           =======           =======          ========
     Diluted                                               $   0.01           $  0.10           $  0.01          $   0.20
                                                            =======           =======           =======          ========

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

                                            Three Months Ended               Nine  Months Ended
                                               September 30,                    September 30,
                                          ------------------------------  ----------------------------
                                            1998            1999             1998          1999
                                          ------------------------------  ----------------------------
                                                 (unaudited)                     (unaudited)
Basic common share outstanding              9,156,819       24,755,232        915,819       22,777,316

Stock options                                 620,552          862,438              -          615,501
                                           -----------------------------   ----------------------------
Diluted common and common equivalent
      shares                                9,777,371       25,617,670      9,156,819       23,392,817
                                           =============================   ============================


Diluted loss per share for the three and nine months ended September 30, 1998 does not include the impact of common stock options as the effect of their inclusion would be anti-dilutive.


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


7.   COMPREHENSIVE INCOME

  During 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:



(In Thousands of U.S. Dollars)                              Three Months Ended September 30,
                                                           ----------------------------------
                                                               1998                  1999
                                                           ----------------------------------
                                                                       (unaudited)
Net income                                                    $ 329               $  913
Foreign currency translation adjustment                          (4)                 119
                                                           ----------------------------------
     Comprehensive income                                     $ 325               $1,132
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

9.   SUBSEQUENT EVENTS

  On November 2, 1999, Razorfish completed its acquisition of International Integration Incorporated ("i-Cube"). In connection with the acquisition, Razorfish issued 18,034,612 shares of Razorfish Class A Common Stock at a ratio
0.875 Razorfish share i-Cube outstanding share for 20,610,985 outstanding shares of i-Cube Common Stock for a total market value of $1,411,208,379 given a closing price of $78.25 per Razorfish share as of the acquisition date. The acquisition has been accounted for as a pooling of interests. The Company's board of directors voted to increase the authorized number of Class A common stock from 29,999,950 to 200,000,000 shares.

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

  For the three month period ended September 30, 1999, no single client accounted for 10% or more of the company's revenue. For the nine months ended September 30, 1999, one client accounted for 10% of the Company's revenues. For the three months and nine months ended September 30, 1998, one client accounted for 24% and 29% of the Company's actual revenues, respectively, and another client accounted for 13% and 14% of the Company's actual revenues, respectively. No other clients accounted for more than 10% of the Company's revenues for the same periods.

  The Company believes that it will continue to derive a significant portion of its revenues from a limited number of larger clients. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse effect on its business, financial condition and results of operations.

Operating and other expenses

  The Company's project personnel costs are comprised primarily of salaries, employee benefits and incentive compensation of billable employees.

  The Company's sales and marketing expenses are comprised of the salaries of employees who engage in sales and marketing activities and the costs of those activities.

  The Company's general and administrative expenses are comprised of the salaries, employee benefits and incentive compensation of non-billable employees and the costs of the company's facilities and other general and administrative expense.

  The Company's amortization of intangibles primarily is comprised of the amortization of intangibles in relation to the Spray Acquisition.

Seasonality

  In general, the laws of the European countries in which the Company operates mandate that all employees receive significantly more vacation days than in the United States. For example, in Sweden, each employee must receive a minimum of 25 days paid vacation per year. These vacations are typically taken in the third quarter, possibly resulting in declining revenues for these countries during this period due to a reduction in both billable hours and client demand.

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

Results of operations

  The following table sets forth certain consolidated statement of operations data of the Company both in actual dollars and as a percentage of revenues for the period indicated:


                                                 The Months Ended September 30,                  Nine Months Ended September 30,
                                          -----------------------------------------------    ---------------------------------------
                                                 1998                       1999                     1998                 1999
                                          --------------------      ----------------------   -------------------    ----------------
                                                                   (unaudited)                                    (unaudited)
                                                              (dollars in millions)                          (dollars in millions)
                                                       Percent                    Percent               Percent             Percent
                                                         of                          of                    of                  of
                                          Amount      Revenues      Amount        revenues   Amount     revenues    Amount  revenues
                                          --------------------      ----------------------   -------------------    ----------------
Revenues.................................      $4.0       100%       $19.1           100%     $ 9.1        100 %      $46.5    100 %
Project personnel costs..................       1.7        41          7.9            41        3.9         43         19.9     43
                                          --------------------      ----------------------   -------------------    ----------------
Gross profit.............................       2.3        59         11.2            59        5.2         57         26.6     57
Sales and marketing......................       0.2         3          1.4             7        0.2          3          2.5      5
General and administrative...............       1.4        34          7.2            38        3.3         36         17.0     37
Amortization of goodwill.................         -         1          0.9             5        0.1          1          2.5      5
Non-cash compensation expense............        .1         3          0.1             1        1.8         20          0.2      0
                                          --------------------      ----------------------   -------------------    ----------------
Income (loss) from operations............       0.7        18          1.6             9       (0.2)        (2)         4.4     10
Interest expense, net....................       0.1         2         (0.8)           (4)       0.2          2         (1.4)    (3)
Minority Interest........................         -         -            -             -          -          -            -      -
                                          --------------------      ----------------------   -------------------    ----------------
Income (loss) before income taxes........       0.6        16          2.4            13       (0.4)        (4)         5.8     13
Provision (benefit) for income taxes.....       0.3         8          1.5             8       (0.3)        (3)         3.7      8
                                          --------------------      ----------------------   -------------------    ----------------
Net income (loss)........................      $0.3         8%          .9             5 %     (0.1)        (1)%        2.1      5 %
                                          ====================      ======================   ===================    ================

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998


Revenues

  The Company's revenues increased $15.1 million, or 380%, to $19.1 million for the three months ended September 30, 1999 from $4.0 million for the comparable period in 1998. This increase in revenue was primarily due to the growth of the Company's eight offices as a result of the increase in the number, complexity and the length of the projects completed, an increase in the billing rates of the Company's employees, the amount spent per project by clients and revenues related to acquisitions that were completed after the second quarter of 1998.

Project personnel costs

  The Company's project personnel costs increased $6.2 million, or 380%, to $7.9 million for the three months ended September 30, 1999 from $1.7 million for the comparable period in 1998. As a percentage of revenues, project personnel costs remained at 41% for the three months ended September 30, 1999 and the comparable period in 1998.

Sales and marketing

  The Company's sales and marketing costs increased $1.23 million, or 930%, to $1.36 million for the three months ended September 30, 1999 from $130,000 for the comparable period in 1998. As a percentage of revenues, sales and marketing expenses increased to 7% for the three months ended September 30, 1999 from 3% for the comparable period in 1998. The increase in sales and marketing costs in absolute dollar terms and as a percentage of revenues was primarily due to an increase in the number of solutions managers who spend a portion of their time on sales and marketing activities and an increase in spending on promotional activities.

General and administrative

  The Company's general and administrative expenses increased $5.8 million, or 439%, to $7.2 million for the three months ended September 30, 1999 from $1.4 million for the comparable period in 1998. As a percentage of revenues, general and administrative expenses increased to 38% for the three months ended September 30, 1999 from 34% for the comparable period in 1998. The increase in general and administrative expenses in absolute dollar terms was a result of the increase in the number of non-billable employees and an increase in other types of general and administrative expenses, such as salaries, rent expense, equipment rental and depreciation.

Amortization of intangibles

  Amortization of intangibles for the Company was approximately $0.9 million for the three months ended September 30, 1999 compared to $37,000 for the comparable period in 1998. This increase was due to the amortization of intangibles resulting from the three acquisitions that were completed after the second quarter of 1998 and to the acquisition of Spray that was completed in January 1999.

Non-cash compensation expense

  Non-cash compensation expense decreased to $108,000 for the three months ended September 30, 1999 compared to $120,000 for the comparable period in 1998.

Income Taxes

The effective income tax rate was 62% and 49% for the three months ended September 30, 1999 and September 30, 1998, respectively. The differences in the effective tax rate for the three months ended September 30, 1999 and September 30, 1998 from the federal and state statutory rates was primarily the result of non-tax deductible expenses, including amortization of intangibles of $0.9 million and $37,000, respectively, and non-cash compensation expense of $108,000 and $120,000 respectively.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Revenues

  The Company's revenues increased $37.4 million, or 410%, to $46.5 million for the nine months ended September 30, 1999 from $9.1million for the comparable period in 1998. This increase in revenue was primarily due to the growth of the Company's eight offices as a result of the increase in the number, complexity and the length of the projects completed, an increase in the billing rates of the Company's employees, the amount spent per project by clients and revenues related to acquisitions that were completed after the second quarter of 1998.

Project personnel costs

  The Company's project personnel costs increased $16.0 million, or 405%, to $19.9 million for the nine months ended September 30, 1999 from $3.9 million for the comparable period in 1998. As a percentage of revenues, project personnel costs decreased to 43% for the nine months ended September 30, 1999 from 43% for the comparable period in 1998. The increase in project personnel costs in absolute dollar terms was a result of the increase in the number of billable employees.

Sales and marketing

  The Company's sales and marketing costs increased $1.0 million, or 1085%, to $1.1 million for the nine months ended September 30, 1999 from $94,000 for the comparable period in 1998. As a percentage of revenues, sales and marketing expenses increased to 4% for the nine months ended September 30, 1999 from 2% for the comparable period in 1998. The increase in sales and marketing costs in absolute dollar terms and as a percentage of revenues was primarily due to an increase in the number of solutions managers who spend a portion of their time on sales and marketing activities and an increase in spending on promotional activities.

General and administrative

  The Company's general and administrative expenses increased $6.5 million, or 534%, to $7.7 million for the nine months ended September 30, 1999 from $1.2 million for the comparable period in 1998. As a percentage of revenues, general and administrative expenses increased to 28% for the nine months ended September 30, 1999 from 23% for the comparable period in 1998. The increase in general and administrative expenses in absolute dollar terms was a result of the increase in the number of non-billable employees and an increase in other types of general and administrative expenses, such as salaries, rent expense, equipment rental and depreciation.

Amortization of intangibles

  Amortization of intangibles for the Company was approximately $1.6 million for the nine months ended September 30, 1999 compared to $27,000 for the comparable period in 1998. This increase was due to the amortization of intangibles resulting from the acquisitions that were completed after the second quarter of 1998.

Non-cash compensation expense

  Non-cash compensation expense decreased to $54,000 for the nine months ended September 30, 1999 compared to $1.7 million for the comparable period in 1998. The expense for the comparable period in 1998 was largely attributable to the granting of 500,000 share options to a former shareholder of Avalanche Systems, Inc. in connection with the acquisition of substantially all of the assets of Avalanche Systems, Inc. These options automatically vested at an exercise price which was deemed to be lower than the fair market value.

Income Taxes

  The Company had income taxes of $2.2 million on pre-tax profits of $3.4 million for the nine months ended September 30, 1999. During the comparable period in 1998, the Company had a benefit for income taxes of $0.6 million on pre-tax losses of $1.0 million. The effective income tax rate was 66% and 59% for the nine months ended September 30, 1999 and September 30, 1998, respectively. The differences in the effective tax rate for the nine months ended September 30, 1999 and September 30, 1998 from the federal and state statutory rates was primarily the result of non-tax deductible expenses, including amortization of intangibles of $1.6 million and $27,000, respectively, and non-cash compensation expense of $54,000 and $1.7 million respectively.

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

  The Company's net cash provided by operating activities was $0.2 million for the nine months ended September 30, 1999 compared to net cash provided by operating activities of $0.2 million for the nine months ended September 30, 1998.

  The Company's net cash used in investing activities was $12.8 million for the nine months ended September 30, 1999 compared to $4.0 million for the nine months ended September 30, 1998.

  The Company's net cash provided by financing activities was $70.2 million for the nine months ended September 30, 1999 compared to $2.9 million for the nine months ended September 30, 1998.


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

  In connection with its Year 2000 compliance efforts, the Company will continue to purchase and upgrade all desktop and server hardware and software according to the capital budget in place for 1999. Two full-time information services specialist are dedicated to the completion of the full hardware and software inventory and the installation of all application software. The Company has upgraded its telephone system and alarm system, allowing for Company growth and Year 2000 compliance. In the judgement of management, the cost of compliance could range from $0.1 million to $0.3 million.

  The Company has also examined Year 2000 issues as they relate to each third party with which it has a material relationship, such as its payroll provider and the supplier of the software used by the accounting department. The Company's investigation into the capabilities of its vendors continues, and the Company has received statements from approximately 90% of them regarding their Year 2000 compliance. The company expects to receive additional statements of compliance from certain of its vendors. In the judgement of management, internally used third-party tools, such as operating systems, databases and other design and development applications, are 90% Year 2000 compliant and will be fully compliant by November 30, 1999. Management believes that any failure of these systems would have negligible impact on the Company's operations and would be resolved as expediently as possible.

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

  As part of the analysis of the Year 2000 problem, the Company has analyzed the impact of the "worst case scenario" on its business. The "worst case scenario" would occur if the statements and warranties of the Company's vendors concerning their Year 2000 compliance and upgrade programs were entirely false, its current upgrades were unsuccessful and its contingency plan failed, resulting in a critical systems failure throughout the Company. Although management does not believe that this worst case scenario is likely to occur, if it does occur, management estimates that it would cost approximately $8.0 million to replace every single system and keep them operational for one month.
The worst case scenario would include replacing or rebuilding:

  .  all servers and the related operating systems;

  .  every date-aware function on the network systems;

  .  all workstation hardware;

  .  all application software programs;

  .  the financial systems;

  .  nonfunctioning telecommunications systems;

  .  climate control systems; and

  .  every office appliance such as copiers and fax machines.

Item 3. Qualitative and Quantitative Disclosures about Market Risk
        Not applicable

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  On October 1, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-4 (File No. 333-87031). Pursuant to this Registration Statement, the Company completed a registration for 21,356,655 shares of its Common Stock to be issued in connection with its acquisition of i-Cube.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits

             The items to be included in Exhibits 2.1 through 10.41 herein are incorporated by reference from the same-numbered exhibits to the documents identified in the footnotes thereto.

                                 EXHIBIT INDEX


Exhibit No. Exhibit
-------------------
* 2.1 Agreement and Plan of Merger, dated August 10, 1999, by and between Razorfish, Ray Merger Sub, Inc. and i-Cube).(2)

* 3.1    Certificate of Incorporation of Razorfish.(2)

* 3.2 Form of Certificate of Amendment of Certificate of Incorporation of Razorfish to become effective upon the closing of the merger.(2)

* 3.3    Bylaws of Razorfish.(1)

* 4.1 Stockholders Agreement, dated as of October 1, 1998, among Razorfish, Spray Ventures, Communicade, Jeffrey A. Dachis and Craig M. Kanarick.(1)

* 4.2 Amendment to Stockholders Agreement, dated February 3, 1999, among Razorfish, Spray Ventures, Communicade, Jeffrey A. Dachis and Craig M. Kanarick.(1)

* 4.3 Registration Rights Agreement, dated March 30, 1999, between Razorfish and Communicade Inc.(1)

* 4.4    Specimen Class A Common Stock Certificate of Razorfish.(1)

*10.1    The Amended and Restated 1997 Stock Option and Incentive Plan.(1)

  10.2   1999 Stock Incentive Plan.(2)

  10.3   1999 Amended and Restated Stock Incentive Plan.(2)

 *10.4 Employment Agreement, dated September 18, 1996, between Razorfish and Jeffrey A. Dachis.(1)

 *10.5 Non-competition Agreement, dated September 18, 1996, between Razorfish and Jeffrey A. Dachis.(1)

 *10.6 Employment Agreement, dated September 18, 1996, between Razorfish and Craig M. Kanarick.(1)

 *10.7 Non-competition Agreement, dated September 18, 1996, between Razorfish and Craig M. Kanarick.(1)

 *10.8 Employment Agreement, dated April 30, 1998, between Razorfish and Peter Seidler.(1)

 *10.9 Amendment to Employment Agreement, dated November 26, 1998, between Razorfish and Peter Seidler.(1)

*10.10 Employment Agreement, dated June 19, 1997, between Razorfish and Jean-Philippe Maheu.(1)

*10.11 Employment Agreement, dated June 1, 1997, between Razorfish and Evan Orensten.(1)

*10.12 Employment Agreement, dated as of October 1, 1998, between Razorfish and Per Bystedt.(1)

*10.13 Employment Agreement, dated as of October 1, 1998, between Razorfish and Jonas Svensson.(1)

*10.14 Employment Agreement, dated as of October 1, 1998, between Razorfish and Johan Ihrfelt.(1)

*10.15 Lease Agreement, dated October 28, 1996, between Razorfish and Man Yun Real Estate Corporation.(1)

*10.16 Lease Agreement, dated April 30, 1997, between Razorfish and Man Yun Real Estate Corporation.(1)

*10.17 Lease Agreement, dated March 10, 1998 between C.H.B.I Razorlish Limited and The Mayor and Commonalty and Citizens of the City of London.(1)

*10.18 Lease Agreement, dated March 10, 1998, between J&R Bechelli and Alpha Online, Inc., as amended by letter dated February 9, 1999.(1)

*10.19 Lease Agreement No. 731 100, dated April 12, 1996, between Spray (f/k/a Spray Interactive

         Media Agency AB) and Bojner Estate AB ("Bojner") and the English translation thereof.(1)

*10.20 Lease Agreement No. 741 100, dated September 30, 1997, between Spray (f/k/a Spray Interactive Media AB) and Bojner and the English translation thereof.(1)

*10.21 Lease Contract No. 01009 001 024 ("Trygg-Hansa Lease"), dated April 30, 1998, between Spray and Trygg-Hansa ("Trygg-Hansa") and the English translation thereof.(1)

*10.22 Supplement No. 1, dated April 30, 1998, to Trygg-Hansa Lease and the English translation thereof.(1)

*10.23 Supplement No. 2, dated August 18, 1998, to Trygg-Hansa Lease and the English translation thereof.(1)

*10.24   Personal Guarantee for Premises, dated April 29, 1998, made by
         Lars T. Andersson and Per Bystedt in favor of Trygg-Hansa with respect to Trygg-Hansa Lease and the English translation thereof.(1)

*10.25   Personal Guarantee for Premises, dated April 29, 1998, made by
         Johan Ihrfelt and Jonas Svensson in favor of Trygg-Hansa with respect to Trygg-Hansa Lease and the English translation thereof.(1)

*10.26 Rent Contract Covering Business Premises, dated February 3, 1998, between Spray Interactive Media AB and DEGI Deutsche Gesellschaft fur Immobilienfonds mbH and the English translation thereof.(1)

*10.27 Rental Agreement for Office Space No. 910539, dated April 25, 1997, between Spray Interactive Media Oy and Valtion Kiinteistolaitos (State Real Property Authority)/Uusimaa (''State Real Property Authority'') and the English translation thereof.(1)

*10.28 Rental Agreement for Office Space No. 910539, dated May 14, 1997, between Spray Interactive Media Oy and State Real Property Authority and the English translation thereof.(1)

*10.29 Lease Contract, dated June 17, 1998, between Spray Geelmuyden.Kiese A.S. and Kongensgate 2 ANS and the English translation thereof.(1)

*10.30 Subscription and Exchange Agreement, dated as of October 1, 1998, among Razorfish, Spray Ventures AB and Communicade.(1)

*10.31 First Amendment to the Subscription and Exchange Agreement, dated November 25, 1998, among Razorfish, Spray Ventures AB, Spray Network AB and Communicade.(1)

*10.32 Second Amendment to the Subscription and Exchange Agreement, dated December 10, 1998, among Razorfish, Spray Ventures AB, Spray Network AB and Communicade.(1)

*10.33 Stock Purchase Agreement, dated as of October 1, 1998, among Communicade, Jeffrey A. Dachis and Craig M. Kanarick.(1)

*10.34 Stock Purchase Agreement, dated October 23, 1998, between Communicade and Spray Ventures AB.(1)

*10.35 Amendment to Stock Purchase Agreement, dated December 10, 1998, between Communicade and Spray Ventures AB.(1)

*10.36 Loan Agreement, dated September 18, 1996, between Razorfish and Omnicom Finance Inc.(1)

*10.37 Contractor Agreement, dated December 19, 1997, between Razorfish and Charles Schwab & Co., Inc.(1)

*10.38 Letter Agreement, dated August 8, 1997, between Razorfish and Road Runner Group.(1)

*10.39   Agreement, dated November 6, 1997, between Razorfish and AT&T Corp.(1)


*10.40   Agreement, dated May 12, 1997, between Razorfish and CBS.(1)


*10.41   Forms of Voting Agreements.(2)

 27.1    Financial Data Schedule of Razorfish.

--------------
*    Previously filed.
(1) Filed as an exhibit to Razorfish's Registration statement on Form S-1 or amendments thereto declared effective by the Securities and Exchange Commission on April 26, 1999 (File No. 333-71043) and incorporated herein by reference.

(2) Filed as an exhibit to Razorfish's Registration Statement on Form S-4 or amendments thereto declared effective by the Securities and Exchange Commission on October 1, 1999 (File No. 333-87031) and incorporated herein by reference.

     (b)  Reports on Form 8-K

      The following reports on Form 8-K have been filed with the Securities and Exchange Commission.

          Form 8-K filed August 13, 1999, attaching the press release issued regarding the signing of the Agreement and Plan of Merger dated August 10, 1999 with i-Cube and Ray Merger Sub, Inc.; and

          Form 8-K filed September 30, 1999 relating to the acquisition of Fuel, Inc. and Tonga, Inc.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on November 15, 1999.


                   RAZORFISH, INC.


                   By: /s/ Jeffrey A. Dachis
                      -------------------------------------
                      Jeffrey A. Dachis
                      President and Chief Executive Officer


                   By: /s/ Lawrence P. Begley
                      -------------------------------------
                      Lawrence P. Begley
                      Chief Financial Officer and
                      Executive Vice President, Finance
                      (Principal Financial and Accounting
                      Officer)