Form 10-K
period 1999-12-31
RAZORFISH INC
filed 2000-03-30
CIK 1075088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (Mark one)
              [X] ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF
                       THE SECURITIES EXCHANGE ACT OF l934

                   For the fiscal year ended December 31, 1999

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13

                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _____  to ____

                        Commission file number 000-25847

                                 Razorfish, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                              Delaware                                         13-3804503
 (State or other jurisdiction of incorporation or organization       (I.R.S. Employer Identification No.)


                           107 Grand Street, 3rd Floor
                            New York, New York 10013
             (Address of Principal Executive Offices, including zip code)

       Registrant's telephone number, including area code: (212) 966-5960

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section l2(g) of the Act:
                 Class A Common Stock, par value $.01 per share
                                (Title of class)

                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of the Class A Common Stock, par value $0.01 (the "Common Stock") on March 22, 2000 of $28.50, as reported on the NASDAQ National Market was approximately $1,785,136,300. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

    As of March 22, 2000, the registrant had outstanding 95,425,889 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 1999.

                                      INDEX

                                 RAZORFISH, INC.

                                                                                                               Page No.
                                                                                                               --------

PART I
Item 1.          BUSINESS...................................................................................      3
Item 2.          PROPERTIES.................................................................................     22
Item 3.          LEGAL PROCEEDINGS..........................................................................     22
Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................     22

PART II
Item 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......................     23
Item 6.          SELECTED FINANCIAL DATA....................................................................     25
Item 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS.................................................................................     26
Item 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................     34
Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................     35
Item 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                 DISCLOSURE.................................................................................     35

PART III
Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................     36
Item 11.         EXECUTIVE COMPENSATION.....................................................................     36
Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................     36
Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................     36

PART IV
Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...........................     37

SIGNATURES..................................................................................................     41
CONSOLIDATED FINANCIAL STATEMENTS...........................................................................     F-1
EXHIBITS

                                     PART I


Item 1.  Business

From time to time, Razorfish may report, through its press releases and/or Securities and Exchange Commission filings, certain matters that would be characterized as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Certain of these risks and uncertainties are beyond management's control. This report contains statements which could constitute forward-looking statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of Razorfish, its directors or its officers, primarily with respect to the future operating performance of Razorfish. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this report identifies certain important factors that could cause such differences, beginning on page 15 below and elsewhere in this report.

Overview

    Razorfish is a leading provider of global digital solutions. Digital solutions are business solutions that use digital technologies to enhance communications and commerce between businesses and their consumers, suppliers, employees and other partners. Razorfish provides an integrated, end-to-end solution. Razorfish's strategy, creative and technology professionals carry out every aspect of a solution from strategic consulting to design of information architectures and user-interfaces to integration of backend Enterprise Resource Planning (ERP) and legacy systems. These digital solutions utilize a wide variety of platforms, including the World Wide Web, wireless, broadband and satellite communications and a variety of digital devices and information appliances, including desktop PCs, mobile phones, pagers and personal digital assistants. Razorfish thereby creates for its clients digital solutions designed to help them re-architect their traditional business models and identify and improve communications and commerce opportunities.

    Examples of Razorfish's solutions include (1) a user-interface incorporating Wireless Application Protocol, or WAP, technology for Nokia, (2) an open collaborative business environment delivering SAP AG's personalized ERP software solutions and (3) a multiple digital channel strategy for NatWest Bank. Razorfish's digital solutions are designed to help clients fundamentally re-architect their business models and identify and improve communications and commerce opportunities.

    Razorfish was established in January 1995. Since its inception, Razorfish has focused on growing in size and expanding the scope of its business to provide an increasingly wider range of digital solutions. Razorfish's growth has been the result of internal expansion and acquisitions. It has a geographical presence in a total of seven countries, including the US, and has grown to over 1,355 full time employees.

Industry background

    The rapid growth in digital technology, the use of the Internet and e-commerce have fundamentally changed the way in which companies conduct business and interact with customers. Digital technology has created new business models, new ways of sharing knowledge and experience, more efficient ways to transact business and new channels through which to do so, direct ways of communicating with customers and employees and dramatically enhanced efficiencies of scale and scope. International Data Corporation estimates that the number of Internet users will grow from 159 million in 1998 to 510 million in 2003, and as a result, estimates e-commerce revenues to increase from approximately $50 billion to more than $1.3 trillion over the same period. As companies face increasing pressure to reinvent their business models for the digital economy, operate more efficiently and better serve customer needs, information flow both inside and outside an organization has become critical. However, the escalating cost and complexity of information technology and the shortage of in-house technical expertise required to implement technology-based solutions has led companies to increasingly rely on Internet service providers. This trend toward outsourcing and a focus by companies on their core business has driven the rapid growth of the Internet services market. International Data Corporation estimates that the market for Internet professional services worldwide will grow from $7.8 billion in 1998 to $78.6 billion in 2003, representing a compound annual growth rate of 59%.

    Over the past several years companies have been increasingly engaging Internet professional service providers to capitalize on opportunities with respect to the Internet. Companies require service providers who can create and design an online identity and website, develop web-based content and applications and integrate front end web-based applications with existing ERP backbones and legacy systems. Additionally, companies are no longer just seeking to be on the Internet or a desktop environment. Companies are seeking to improve their business practices through full service digital solutions that function across a multitude of platforms which include wireless technology (i.e. WAP), broadband and satellite communications.

    The recent convergence of wireless communications and the Internet has enabled the delivery of wireless multimedia applications, including voice, data, image and video through a proliferation of wireless devices. Wireless devices include personal digital assistants, or PDAs, such as Palm Pilot connected organizers, mobile phones and two-way Internet-enabled pagers. Dataquest estimates that the worldwide number of digital wireless subscribers will grow from 217 million in 1998 to 828 million in 2003. In addition, the convergence of wireless communications and the Internet has created new opportunities for the delivery of wireless data services. Dataquest estimates that the number of wireless data subscribers worldwide will grow from approximately 16 million at the end of 1998 to approximately 111 million at the end of 2003.

    Due to this demand for Internet services, various types of service providers have entered the market for digital solutions, including companies focused solely on internet services, technology consulting firms, technology integrators and strategic consulting firms. However, Razorfish believes that these competitors generally lack the combination of creativity, breadth of services and technical expertise needed to address the full scope of a client's needs. In addition, because the Internet services market is fragmented by the cultural and language differences among countries, Razorfish believes that firms that lack a presence and expertise in local markets are unable to compete as effectively in those markets. The growing demand for comprehensive digital solutions has led to a significant market opportunity for firms, such as Razorfish, that combine an international presence with local expertise and provide a comprehensive integrated solution.

The Razorfish solution

    Razorfish believes that companies must reinvent their traditional business models in order to remain competitive in the digital economy. Razorfish helps its clients incorporate digital technologies including the World Wide Web, wireless, satellite and broadband communications. This enables the client to communicate and transact more effectively with their customers, suppliers, employees and other business partners. Razorfish believes that the following factors distinguish Razorfish's ability to deliver solutions to its clients from that of its competitors.

    Focuses on leading-edge digital technologies. Razorfish uses leading-edge digital technologies to create solutions on a wide variety of platforms that include the World Wide Web, wireless, broadband, satellite communications and legacy systems for use with a variety of digital devices and information appliances, including desk tops, mobile phones, pagers and personal digital assistants.


    Provides an integrated end-to-end solution. Razorfish provides an integrated offering consisting of strategic consulting, design of information architectures and user-interfaces and creation and customization of software necessary to integrate backend ERP and legacy systems. Our employees have extensive expertise in a broad range of skill sets including strategy, creative and technology. Razorfish works with a client from the analysis of its business problems to the implementation of an appropriate solution. As a result, clients benefit not only from the time and cost savings of working with a single firm, but also from the optimized digital solutions made possible by Razorfish's integrated, full-service offering.

    Develops and implements new business models. Razorfish's goal is to enable its clients to re-orient their business models for the digital economy in order to create or enhance business identities, improve communications, increase sales, reduce costs and remain competitive in the digital economy. As an example,

Razorfish helped its client, The Financial Times, turn its website from a simple outlet for newspaper articles to a leading brand and web destination for business people worldwide.

    Leverages its global presence and local expertise. Razorfish is a global company that established a European presence in May of 1998. Approximately 40% of Razorfish's billable employees are based in Europe. Razorfish is located in four cities in the United States and seven cities in six European countries. Razorfish believes that it is better able to serve multi-national and local clients because its local consultants understand the nuances of local cultures, economies and business practices. In addition, each office has the ability to draw on the knowledge base and resources of over 1000 billable Razorfish professionals worldwide.

Strategy

    Razorfish's objective is to enhance its position as a leading provider of digital solutions. In order to achieve this goal, Razorfish will:

    Remain at the leading edge of technology. Razorfish intends to remain at the leading edge of digital technologies including the internet, wireless, broadband and satellite technologies. The Company is currently working on more than 20 wireless engagements worldwide and intends to further leverage and build upon its Mobile Solutions Laboratory, a research and development facility focused on exploratory and market defining mobile solutions. Through its Mobile Solutions Laboratory, Razorfish creates applications using GPRS, Bluetooth, Satellite technology and IMT 2000 compatible networks, over a wide variety of platforms, including WAP, PalmOS, EPOC, Microsoft CE and Pocket PC. Razorfish also believes that the Mobile Solutions Laboratory will help create and implement industry standards through organizations such as the WAP Forum. The WAP Forum is an industry association that develops global standards for wireless information and telephony services in digital mobile phones and other wireless terminals.

    Target industries that can benefit from the use of digital technology. Razorfish believes that increased deregulation, consolidation and global competition will lead companies in more industries to use digital communications technology to differentiate their products and services. Razorfish intends to target companies in industries such as financial services, media and entertainment, information and telecommunications, travel and leisure, healthcare, manufacturing and retail.

    Maintain the Razorfish culture. From its inception, Razorfish has focused on building a working environment that encourages individuality and initiative to promote the development of creative, cutting-edge solutions. Razorfish's management continues to develop programs designed to help maintain a productive and energetic workplace. Programs such as the "fish (employee) of the day" shared across MOM, the Razorfish intranet, and an employee exchange program that allows employees to transfer to other offices for specified periods of time, help create a consistent global culture. Razorfish believes that these programs have enabled it to quickly integrate the employees from its numerous acquisitions and to attract top professionals. By continuing to focus on and expand these efforts, Razorfish hopes to achieve a higher-than-average retention rate.

    Expand through strategic acquisitions. Razorfish has grown rapidly since its inception in 1995 through internal growth and acquisitions. Razorfish will continue to pursue strategic acquisitions to (1) acquire expertise in new technologies, (2) gain access to additional talented professionals, (3) enter into new geographic markets and (4) expand its client base.

    Seek new ways of leveraging intellectual capital and thought leadership. Razorfish intends to explore opportunities to leverage its intellectual capital and thought leadership. It has recently received Board approval to make up to $30 million in venture capital investments. The details of the venture investment strategy have yet to be determined.

The Razorfish delivery model

    Razorfish has organized its professionals in a unique structure in recognition of the complex and fast changing nature of technology and the needs of its clients. Razorfish delivers its end-to-end multi-platform solution by approaching its delivery model from three perspectives: (1) providing its clients with comprehensive end-to-end solutions which require strategy, creative and technology skill sets;
(2) utilizing its knowledge of all technology platforms including the World Wide Web, wireless, broadband networks and legacy systems; and (3) utilizing its expertise and business process knowledge of key industries: media and entertainment, financial services, travel and leisure, healthcare, manufacturing, retail and information and telecommunications. The client engagement team comprises professionals who have the relevant skill sets, technology platform expertise and industry knowledge.

Digital solutions

    The following chart illustrates some of the digital solutions that Razorfish has created for its clients. Razorfish has provided these examples in order for you to obtain a better understanding of the type of projects that it has completed and expects to continue to complete in the foreseeable future.

    Financial Services

        Challenge: Provide a new customer      Solution: Razorfish created an innovative mobile, 24-hour
                   service channel for                   insurance service for Pohjola.  With a mobile
                   Pohjola Group Insurance               phone that supports WAP (wireless application
                   Corporation, a Finnish                protocol) technology, Pohjola's clients can
                   insurance company.                    search for information and complete insurance
                                                         transactions in any place, at any time. The
                                                         service focuses on traffic accidents,
                                                         displaying first aid and insurance claim
                                                         information on the customer's telephone, and
                                                         provides a link for ordering towing services and
                                                         contacting service stations.

                                                         www.pohjola.fi
                                                         --------------


        Challenge: Bring the established       Solution: Razorfish created the E-dentity project with
                   brand identity of NatWest             NatWest to develop a multiple digital channel
                   Bank into new digital                 strategy for the NatWest brand.  The project
                   channels and re-invent                focuses on consistency in both look and feel for
                   NatWest's main consumer               customer service across new media channels such
                   banking website.                      as the Internet, ATMs, mobile phone and PDAs.
                                                         Razorfish also dismantled and reassembled NatWest
                                                         existing site, to bring it into line with NatWest
                                                         innovative new advertising style and provide new
                                                         interactive features to maximize the quality of
                                                         the user experience.  The site combines interactive
                                                         tools, online banking and stock trading in an easily
                                                         -navigable structure.

                                                         www.natwest.com
                                                         ---------------

    Media & Entertainment

        Challenge: Redefine The Financial      Solution: Razorfish transformed ft.com into a global
                   Times as a digital brand              business portal designed to provide
                   by transforming the                   compreshensive information and tools for business
                   ft.com site.                          people worldwide.  The site provides editorial
                                                         coverage of the business world, a comprehensive
                                                         business directory, stock quotes, industry
                                                         information and other resources.  The flexible
                                                         design allows for expansion across different
                                                         cultures, countries and distribution channels.

                                                         www.ft.com
                                                         ----------

        Challenge: Develop a global brand      Solution: Razorfish designed a fully-animated broadcast
                   identity for Fox Kids                 and print package with a unique iconic language
                   Network.                              that uses symbols in place of navigational text.
                                                         The modular design package features a line of
                                                         collectible network logos that complement shows,
                                                         along with signature characters, stylized
                                                         "character buttons" for each program genre, and a
                                                         system of symbols that conveys schedule and
                                                         program information, providing consistency
                                                         across international markets while allowing local
                                                         customization.  The package includes integrated
                                                         premiums such as stickers, mangnets and a CD
                                                         remix of popular program theme songs.

    Healthcare

        Challenge: Strengthen the brand and    Solution: Razorfish led Cieos through a complete re-naming
                   business of Cieos, a                  naming and re-branding program, and helped
                   provider of digital                   refocus its business on improved customer
                   infrastructures to the                satisfaction and the development of proprietary
                   professional services                 hardware.  The first product designed by
                   industry.                             Razorfish and Cieos, Cieoport, is targeted at the
                                                         dental industry.  It is a handheld LCD touch
                                                         screen controlled by standard personal computer
                                                         operating systems which provides content and
                                                         connections for electronic dental tools.  The
                                                         Cieoport provides access to patient information,
                                                         including digital x-rays, dental records, office
                                                         databases, and also delivers educational and
                                                         entertainment materials to the patient.

                                                         www.cieos.com
                                                         -------------

    Information & Telecommunications
        Challenge: Streamline the delivery of  Solution: Razorfish designed mySAP.com, an open,
                   business solutions by SAP             collaborative business environment providing
                   AG, a provider of ERP                 personalized solutions on demand.  mySAP.com
                   software solutions.                   Internet offerings provide companies with
                                                         seamless end-to-end integration of SAP and
                                                         non-SAP solutions, originating at the
                                                         point of customer contact with customer
                                                         relationship management applications and
                                                         extending through the business operation to
                                                         provide a total e-business environment.
                                                         Offerings including mySap.com Workplace,
                                                         Marketplace, business scenarios and
                                                         application hosting. Razorfish was able to
                                                         gather diverse data streams and display the
                                                         resulting information in a concise manner
                                                         that significantly shortened the normal
                                                         information retrieval process for each of the
                                                         scenarios.

                                                         www.mySAP.com
                                                         -------------

    Travel & Leisure

        Challenge: Create a digital strategy   Solution: Razorfish created a website for the RAC that
                   for the Royal Automobile              features interactive accommodation planning
                   Club (RAC) that utilizes              route planning and live traffic news.  Razorfish
                   their "movement drives                re-engineered the navigational system, look and
                   us" campaign and                      feel, and functionality of the site.  More RAC
                   enhances customer                     services, such as Status Check, were incorporated
                   recruitment and retention.            into the site, thereby introducing new revenue
                                                         streams.

                                                         www.rac.co.uk
                                                         -------------

        Challenge: Help SJ, a Swedish          Solution: Razorfish established SJ's website as a new
                   railroad, take advantage              sales channel, providing it with a dynamic
                   of digital technologies to            marketing tool and providing its customers with
                   streamline its costs and              an easy way to book tickets, streamlining SJ's
                   internal operations and               costs in the process.
                   give it a competitive
                   advantage.


                                                         www.sj.se
                                                         ---------

    Retail

        Challenge: Develop a compelling        Solution: Razorfish redesigned armaniexchange.com both
                   online presence for                   architecturally and visually and also refined the
                   Armani Exchange that is               site's content, creating a more intuitive user
                   unified with offline                  experience for a site designed to be a fashion
                   advertising and branding              destination.  Razorfish is currently working with
                   initiatives.                          Giorgio Armani on the construction of its
                                                         giorgioarmani.com site

                                                         www.armaniexchange.com
                                                         ----------------------

        Challenge: Target new customers for    Solution: Razorfish worked with C&A to create a
                   C&A, a leading European               multilingual site utilizing a flexible architecture
                   fashion retailer, with a              which enables C&A to frequently change site
                   global e-commerce site,               content and accommodates new market areas.  To
                   and incorporate the                   meet the needs of C&A's reorganized digital
                   website into a restructured           business, Razorfish helped develop new stock and
                   digital organization.                 distribution lines to cope with the demands of
                                                         direct selling, annexed order fulfillment and
                                                         secure payment systems to the site and created
                                                         new functionality to support online marketing.

                                                         www.c-and-a.com
                                                         ---------------

    Manufacturing

        Challenge: Keep Alliant - Wisconsin    Solution: Razorfish migrated Alliant - WP&L's aging and
                   Power & Light (now                    complex Customer Information and Billing
                   Alliant Energy)                       System (CIS) to a platform that supports open
                   competitive in a                      systems, including the Internet.  The new
                   marketplace increasingly              platform makes CIS more accessible and reliable,
                   crowded by deregulation               enabling Alliant - WP&L to provide new features
                   by enhancing  its customer            such as summary billing and online account
                   service capabilities.                 access.  Razorfish met the company's objective
                                                         without making it technology-dependent on a
                                                         single architecture or vendor.

                                                         www.alliantenergy.com
                                                         ---------------------

Marketing and sales

    Razorfish dedicates its marketing efforts to strengthening its brand name and enhancing its reputation as a creative, full-service provider of digital solutions. Razorfish believes that the current strength of its brand name provides it with a competitive advantage over those Internet services firms whose brands may not be as well known or may not convey the same focused message of integrated digital solutions.

    Razorfish designs its brand development programs to reinforce the message that Razorfish is an international company with a local presence that can provide an integrated, full-service offering. Razorfish also intends to increase its advertising in an effort to expand the recognition of its brand name. Razorfish develops its marketing programs, advertising campaigns and marketing tools internally and can deliver such tools to all Razorfish offices without incurring the additional expense of retaining a marketing firm.

    Razorfish employs a marketing staff with responsibilities for promoting Razorfish and its brand, communicating with Razorfish's investors, and informing Razorfish employees about current activities. However, currently Razorfish's client partners, the employees responsible for maintaining client relationships, are responsible for sales as well as the delivery of solutions. This approach provides Razorfish with a flexible sales resource. Because of the historically high demand for Razorfish's services, Razorfish has not needed a formal sales force. There can be no assurance that this trend will continue, especially as Razorfish and its engagements continue to grow in size; therefore Razorfish may need to develop a sales force in the future.

Clients

    Razorfish currently targets companies in industries that can use digital technologies to increase sales, improve communications and create business identities. These industries include financial services, media and entertainment, information and telecommunications, manufacturing, travel and leisure, healthcare and retail.

    Razorfish has also created digital solutions for prestigious cultural institutions including The Smithsonian Institution, Carnegie Hall, The Whitney Museum and the Norwegian State Church (Norsk Kirkeiutlandet).

    Razorfish believes that increased deregulation, consolidation and global competition will lead companies in more industries to use digital communications technology to differentiate their products and services. Razorfish will continue to target those industries that it believes will most effectively be able to use digital communications technologies to increase sales, improve communications and create business identities.

    Each of Razorfish's clients is generally charged for the time, materials and expenses incurred on a particular project. Agreements entered into in connection with a project are generally terminable by the client upon 30-days' prior written notice. Razorfish cannot give any assurances that a client will not terminate an engagement before its completion. If its clients terminate existing agreements or if Razorfish is unable to enter into new engagements, its business, financial condition and results of operations could be materially and adversely affected.

    No client accounted for more than 10.0% of Razorfish's revenues in 1999 or 1998, and in 1997 Salt River Project accounted for approximately 13.8% of revenues. Although, Razorfish does not believe that it will derive a significant portion of its revenues from a limited number of clients, there is a risk that it may do so. Any cancellation, deferral or significant reduction in work performed for principal clients or a significant number of smaller clients could have a material adverse affect on Razorfish's business, financial condition and results of operations.

i-Cube acquisition

    On November 2, 1999, Razorfish acquired all of the outstanding capital stock of International Integration Incorporated ("i-Cube"). This acquisition was completed by the exchange of 0.875 shares of Razorfish Common Stock for each share of i-Cube common stock that was outstanding immediately prior to the acquisition. Razorfish issued a total of 36,069,224 shares of Common Stock and paid a total of $6,700 (in lieu of issuing fractional shares) to the former i-Cube stockholders in connection with this transaction.

    i-Cube was an IT solutions provider that specialized in consulting, electronic business and transformation services. These services enabled organizations to align the capabilities of their IT systems with their business strategies. The company utilized a fixed-time, fixed-price model and a unique client teaming approach to deliver solutions that leveraged the value of its customers' existing business processes and information systems to create new capabilities and competitive advantages. i-Cube created and developed a set of tools and methodologies that were designed to address the large-scale strategic application projects of its customers.

    i-Cube was incorporated in 1992. During 1998, i-Cube expanded its operations by opening an office in Mannheim, Germany. During the second quarter of 1999, in order to enhance its interactive design and technology development services capabilities, i-Cube acquired Conduit. At the time of the acquisition, i-Cube had operations in Massachusetts, California, London, The Netherlands and Germany, and 435 employees. For the nine months ended September 30, 1999 and the year ended December 31, 1998, i-Cube had approximately $57.0 and $56.8 million in revenues, respectively.

    Razorfish believes that the combined company has the potential to improve long-term operating and financial results and a superior competitive position. Razorfish has had strong consulting, design, creative brand practices, and i-Cube was an IT solutions provider of electronic business, application migration and custom software development services. For these reasons, Razorfish believes that the combined company has been and will continue to be able to offer clients a broad spectrum of front-to-back-end integrated Internet, client server and legacy systems services from a sole source. In addition, the companies have utilized similar business methodologies and approaches; therefore, Razorfish expects its integration of i-Cube to be successful.

Spray acquisition

    In January 1999, Razorfish acquired all of the issued and outstanding shares of capital stock of Spray Network AB ("Spray") from Spray Ventures AB ("Spray Ventures") and Communicade Inc. in exchange for an aggregate of 19,762,068 shares of Razorfish Common Stock and 50 shares of Razorfish non-voting Class B Common Stock. The shares of Common Stock issued represented 50% of the shares of Razorfish Common Stock on a fully diluted basis immediately following this acquisition. Immediately prior to this transaction, Communicade purchased 563 shares of Spray, which represented 20% of the outstanding shares of Spray on a fully diluted basis at the time of purchase, from Spray Ventures and sold these shares to Razorfish in connection with the Spray acquisition. Razorfish, Communicade and Messrs. Dachis and Kanarick also entered into a Stockholders Agreement in connection with the acquisition of Spray, which provided Communicade with an option to purchase up to 10% of Razorfish's Common Stock. Because Omnicom is the parent corporation of Communicade, it has an indirect interest in Razorfish, which was decreased as a result of the Spray acquisition and then subsequently increased by Communicade's exercise of this 10% option resulting in Omnicom's ownership interest remaining approximately the same as it was prior to these transactions.

    At the time of the Spray acquisition, Spray had 171 employees. Spray had approximately $15.4 million in revenues for the year ended December 31, 1998. Razorfish gained certain of its current clients as a result of the Spray acquisition including Hagstromer and Qviberg, one of Sweden's largest investment banks, Hennes & Mauritz, a Swedish retail clothing company, Canal Digital, a Norwegian satellite TV company, and Nokia.

    Spray Ventures was incorporated in Sweden in July 1995. Its business was the development of digital solutions primarily for use on the World Wide Web. Spray Ventures' business grew rapidly in size and scope. By early 1997, Spray Ventures owned a total of seven operating companies that provided a wide range of services including web design, content and education regarding use of the Internet and the solutions created by Spray Ventures. Spray Ventures' operations expanded from Sweden to include operations in Norway, Finland, Germany and the United States.

    In August 1997, Spray Ventures established a wholly owned subsidiary, Spray Services, and transferred all of its operating subsidiaries, except for Circus, a content provider, to Spray Services. In September 1997, Spray Ventures transferred all of the common shares of Spray Services to Tetre in consideration for 1,162 common shares of Tetre, which represented 51% of the common shares of Tetre on a fully diluted basis following this transaction. The Tetre shareholders retained a 49% interest in Tetre. Spray Ventures and the Tetre shareholders entered into a shareholders agreement pursuant to which the Tetre shareholders had a right to acquire the number of shares equal to 1% of Tetre at the time of the merger with Spray Services if Tetre completed a public offering of its shares. Tetre also changed its name to Spray Network following this transaction.

    During the end of 1997 and the beginning of 1998, Spray Ventures began consolidating its operations and reorganizing its corporate structure. In February 1998, it sold Circus to Spray in consideration for additional shares in Spray such that Spray Ventures' holdings in Spray equaled 58%. During the second quarter of 1998, the former Tetre stockholders converted their remaining 42% ownership interests in Spray into 42% of Spray Ventures. In addition, at the time of this transaction, the shareholders agreement among Spray Ventures and the former Tetre shareholders was terminated, and accordingly, the option to purchase 1% of Spray was also terminated. As a result of these transactions, Spray became 100% owned by Spray Ventures. As part of the consolidation, Spray Ventures shut down four of its operating subsidiaries and incorporated those businesses into the remaining operating subsidiaries and shut down its U.S. operations.

    In September 1998, Spray also sold its interests in three non-consultancy businesses, including Circus, to Spray Ventures and focused its business on interactive media development and consultancy.

    Razorfish and Spray were founded upon like principles and had similar growth patterns, which have generated what Razorfish believes are compatible corporate cultures. In addition, the companies utilized similar business methodologies and approaches. Razorfish believes that its integration of Spray to be successful and that the combined strength of the companies has helped attract and retain qualified personnel. Razorfish changed the name of Spray to Razorfish AB.

Other acquisitions

    In order to acquire expertise in new technologies, gain access to professionals and expand into new geographic regions, Razorfish has completed eleven acquisitions, including the acquisitions of i-Cube and Spray, in the United States and Europe since its inception in 1995. In assessing a potential acquisition candidate, Razorfish evaluates the target's internal culture, customer base, local market share, financial characteristics, service offerings and quality of management. In addition, Razorfish analyzes macroeconomic issues such as technology adoption rates and the growth rates of the target's local economy. Set forth below are descriptions of the other acquisitions that Razorfish completed in 1998 and 1999.

    TSDesign, Inc.

    On December 1, 1999, Razorfish completed its acquisition of TSDesign, Inc., an internet strategy and product design firm. TSDesign created and facilitated business and design processes and enabled people in organizations to build and support effective e-business and solutions. Razorfish issued a total of 180,000 shares of Common Stock in connection with this transaction.

    Lee Hunt Associates, Inc.

    On December 1, 1999, Razorfish acquired all of the outstanding capital stock of Lee Hunt Associates, Inc. in exchange for 1,250,000 shares of Razorfish Common Stock. Lee Hunt was an established leader in strategic marketing and creative production for the entertainment industry that was known for launching, positioning, designing and promoting media brands and television networks. Razorfish completed this acquisition to deepen its capabilities in broadband solutions.

    Fuel, Inc. and Tonga, Inc.

    On September 16, 1999, Razorfish acquired all of the outstanding stock of Los Angeles-based Fuel, Inc. and Tonga, Inc. Under the terms of the acquisition, Razorfish issued 1,312,000 shares of its Common Stock and paid $750,000 in cash to Fuel and Tonga's sole stockholder in exchange for the entire equity interest in Fuel and Tonga. The Fuel and Tonga purchase agreement calls for a stock or cash earn-out payment to the former stockholder based upon the achievement of certain revenue levels for 1999. Fuel, Inc. specialized in graphic design and branding for television, and Tonga, Inc. specialized in production of television commercials.

    Electrokinetics

    In June 1999, Razorfish acquired substantially all of the assets of Electrokinetics, Inc., a New York-based company. In consideration for the assets acquired, Razorfish paid approximately $847,000 in cash. In addition, Razorfish entered into employment agreements with certain executives of Electrokinetics, Inc.

    Acquisition of Minority Interests in Subsidiaries

    In the second quarter of 1999, Razorfish purchased the remaining 15% of Razorfish Oy, its Finnish subsidiary, approximately 24% of Razorfish AG, its German subsidiary, and 15% of Razorfish AS, its Norwegian subsidiary, for a total purchase price of approximately $1.4 million and a grant of an aggregate of 120,000 options at fair market value. In the Razorfish AS purchase, Razorfish also agreed to repay certain capital contributions and loans over the next three years.

    Sunbather Limited

    Razorfish, through Razorfish Limited, acquired in October 1998 substantially all of the assets of Sunbather, a London-based new media company with experience in interactive and digital television, from an administrator appointed for the company. At the time of the acquisition, Sunbather had 11 employees and, in its last completed fiscal year ended March 31, 1998, had approximately (pound)565,000 ($908,000 based upon an average exchange rate for the fiscal year ended March 31, 1998 of (pound)0.6078 = $1.00) in revenues.

    Media

    Razorfish acquired substantially all of the assets of Los Angeles-based Media in August 1998. Media had eight employees at the time of the acquisition and, in its last completed fiscal year ended December 31,

1997, had approximately $322,000 in revenues. Media specialized in working with film and record companies to deliver their messages and content through computer-based entertainment. In February 2000, Razorfish issued an aggregate of 53,333 shares of Common Stock and made a cash payment of $1.0 million to the former principals of Media in consideration for their agreement to amend their respective acquisition agreements to remove the earn-out provisions contained therein. In connection with this agreement, Razorfish is required to issue an additional 26,667 shares of Common Stock on or about January 2, 2002.

    Plastic

    Razorfish acquired in June 1998 substantially all of the assets of San Francisco-based Plastic, a new media company with strong technical expertise. Razorfish acquired Plastic to expand its presence to California. At the time of the acquisition, Plastic had 15 employees and had, in its last completed fiscal year ended December 31, 1997, approximately $835K in revenues. In February 2000, Razorfish issued an aggregate of 200,000 shares of Common Stock to the former principals of Plastic in consideration for their agreement to amend their respective acquisition agreements to remove the earn-out provisions contained therein. In connection with this agreement, Razorfish is required to issue an additional 100,000 shares of Common Stock on or about December 31, 2001.

    CHBi

    In May 1998, Razorfish acquired all of the outstanding stock of London-based CHBi (now Razorfish Limited). Razorfish's acquisition of this new media company was its first venture into the European markets. At the time of the acquisition, CHBi had 26 employees and had, in its last completed fiscal year ended May 31, 1998, approximately (pound)835K ($1.3 million based upon an average exchange rate for the fiscal year ended May 31, 1998 of (pound)0.6067 = $1.00) in revenues. In February 2000, Razorfish issued an aggregate of 266,640 shares of Common Stock to the former principals of CHBi in consideration for their agreement to amend their respective acquisition agreements to remove a portion of the earn-out provisions contained therein. In connection with this agreement, the former CHBi principals have a call option arising on May 31, 2000 whereby they may cause Razorfish to issue an additional 133,360 shares of Common Stock in exchange for the removal of the final portion of the earn-out payment. Razorfish has a corresponding put option arising on the same date.

    Avalanche Systems

    In January 1998, Razorfish, through its subsidiary, Avalanche Solutions, acquired in a foreclosure sale substantially all of the assets of New York-based Avalanche Systems, a new media company with capabilities in creative design. Upon the closing of this transaction, Razorfish and the two founders of Avalanche Systems owned all of the outstanding stock of Avalanche Solutions. The two founders of Avalanche Solutions surrendered their stock to Razorfish after the closing, and, as a result, Avalanche Solutions became a wholly owned subsidiary of Razorfish. At the time of the acquisition, Avalanche Systems had 32 employees and had, in its last completed fiscal year ended December 31, 1997, approximately $2.3 million in revenues.

Internal information systems

    Razorfish continuously works to improve its internal communication systems and production tools for creating and maintaining digital communications solutions for its clients. During 1999, Razorfish upgraded MOM, its intranet system, by adding new functions and faster, redundant hardware. MOM is a suite of applications including a global calendar and scheduling module, a timesheet and financial reporting module, a corporate knowledge database, project tracking and management modules, on-line forums for fostering knowledge sharing and other applications that increase productivity and creativity. These modules consist of both internally developed packages and certain SAP packages for financials and human resources and Evolve for resource and delivery management.

    Razorfish has also developed several applications to improve its productivity in other areas of service delivery, including: (1) XX, an extranet tool for on-line collaborative project development, (2) Webspy, an internet traffic monitoring and reporting tool, (3) Vegas, a streaming media player and
(4) Olof Engine, a multimedia presentation tool. Razorfish has also successfully combined networks from existing legacy networks and domains. These and other internally developed technologies reduce development time and cost and increase productivity at Razorfish. Razorfish believes that these additional capabilities will improve employee productivity, client service delivery and management of its worldwide operations.

Competition

    The Internet services market has grown dramatically in recent years and is relatively new and highly competitive. Razorfish's competitors include:

    . Strategy consulting firms, including Bain & Company, The Boston Consulting Group, Inc. and McKinsey & Company;

    . Internet service firms, including Scient Corporation, Viant Corporation, Proxicom Inc., Lante Corporation, Sapient Corporation and USWeb;

    . Technology consulting firms and integrators, including Andersen Consulting, the major accounting firms, Diamond Technology Partners, Inc., EDS and IBM; and

    . In-house information technology, marketing and design service departments of Razorfish's current and potential clients.

    Many of Razorfish's competitors have longer operating histories, larger client bases, longer relationships with their clients, greater brand or name recognition and significantly greater financial, technical and marketing resources. Several of these competitors may provide or intend to provide a broader range of Internet-based solutions than Razorfish. Furthermore, greater resources may enable a competitor to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of its products and services than we can. In addition, competition may intensify because there are relatively low barriers to entry into the Internet services market.

    Razorfish believes that the principal competitive factors in this market, in relative importance, are technical knowledge and creative skills, brand recognition and reputation, reliability of the delivered solution, client service and price. Razorfish believes that its ability to compete in its market depends on its ability to attract and retain qualified professionals.

Intellectual property rights

    Razorfish seeks to protect its intellectual property through a combination of license agreements and trademark, service mark, copyright and trade secret laws. Razorfish enters into confidentiality agreements with its employees and clients and uses it best efforts to limit access to and distribution of proprietary information licensed from third parties. In addition, Razorfish has entered into non-competition agreements with certain of its key employees.

    Razorfish pursues the protection of its trademarks in the United States and internationally. It has obtained U.S. registration for the "Razorfish", "The Blue Dot" and "Webspy" marks and has applied for registration of certain of its other trademarks and servicemarks.

    In addition, Razorfish licenses the "Razorfish" trademark and design logo and "The Blue Dot" trademark on a royalty-free basis to Razorfish Studios. Razorfish Studios produces and publishes on-line content, including art, computer games, and literature, as well as screensavers, audio recordings, books and films. Razorfish Studios also manages artists and provides management consulting to artists. Because the "Razorfish" trademark and design logo are licensed to Razorfish Studios, Razorfish's name and reputation could be materially and adversely affected by content published or actions taken by Razorfish Studios. However, the license permits Razorfish to terminate the license in the event Razorfish Studios takes any action that denigrates the Razorfish trademark or design logo.

    Razorfish's efforts to protect its intellectual property rights could be inadequate to deter misappropriation of proprietary information. For example, Razorfish may not detect unauthorized use of its intellectual property. In addition, the legal status of intellectual property on the Internet is currently subject to various uncertainties. See "Factors Affecting Future Operating Results--Misappropriation of our trademarks and other proprietary rights could harm our reputation, affect our competitive position and cost us money" and

"Factors Affecting Future Operating Results--Our business is subject to U.S. and foreign government regulation of the Internet."

U.S. and foreign government regulation

    In 1999 Congress passed legislation that regulates certain aspects of the Internet, including on-line content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations also are considering, and may consider in the future, other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership.

    The European Union has recently enacted directives affecting business on the Internet, in the fields of privacy and the transfer of personal data, distance selling, advertising, and electronic signatures, to name a few. In addition, several new proposals for Directives related to the Internet are likely to be adopted in the near future relating for example to copyright infringement, the patenting of software, the recognition of electronic contracts, the liability of intermediaries for third party content, the uniform imposition of value added tax on e-commerce transactions, electronic money and distance sales of financial services. These directives will complement the existing general EU rules already applicable to E-commerce in fields such as commercial piracy (of copyrights, trademarks and patents), consumer protection (e.g., relating to unfair contract terms, product liability, and warranties for the sale of goods), and taxation.

    It is not known how courts will interpret both existing and new laws. Therefore, Razorfish is uncertain as to how new laws or the application of existing laws will affect its business. In addition, Razorfish's business may be indirectly affected by our clients who may be subject to such legislation. Increased regulation of the Internet may decrease the growth in the use of the Internet, which could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

Employees

    As of December 31, 1999, Razorfish had 1,355 employees, approximately 60% of which are based in the US and approximately 40% of which are based in Europe. Approximately 1,000 of Razorfish's total employees are billable employees.

    Razorfish's continuing success will depend, in large part, on its ability to attract, motivate and retain highly qualified employees. Competition for such personnel is intense, and Razorfish may not be able to retain its senior management or other key personnel in the future. Razorfish believes it maintains high employee retention rates as compared to industry averages by paying competitive salaries, granting stock options and other awards and reimbursing employees for tuition expenses in connection with information technology-related coursework. Employees also may temporarily transfer to another of Razorfish's domestic or European offices.

    Razorfish's employees are not represented by any union and, except for senior management and certain other employees, are retained on an at-will basis. However, the regulations of certain European countries in which Razorfish operates, including Sweden, may make it difficult for Razorfish to terminate certain of those at-will employees. In addition, those regulations govern the amount of vacation time that must be given to employees, which is significantly more vacation than in the United States. Razorfish considers its relations with its employees to be satisfactory.

Factors Affecting Future Operating Results

The loss of our professionals would make it difficult to complete existing client engagements and bid for new client engagements, which could adversely affect our business and results of operations.

    Our business is labor intensive, and our success depends on identifying, hiring, training and retaining professionals. If a significant number of our current employees or any of our senior managers or key project managers leave, we may be unable to complete or retain existing client engagements or bid for new client engagements of similar scope and revenue. We have entered into employment agreements and non-competition agreements with some of our senior managers, but these key personnel may still leave us or compete with us. In addition, a court might not enforce the non-competition provisions of these agreements. Even if we retain our current employees, our management must continually recruit talented professionals in order for our business to grow. These professionals must have skills in business strategy, marketing, branding, technology and creative design. There is currently a shortage of qualified personnel in the information technology services market, and this shortage will likely continue. We compete intensely with our competitors for qualified personnel. An inability to attract, motivate and retain qualified professionals, could adversely affect our business and results of operations.

Our revenues are difficult to predict because we derive them from fees generated on a project-by-project basis.

    We derive our revenues primarily from fees for services generated on a project-by-project basis. These projects vary in size and scope. Therefore, a client that accounts for a significant portion of our revenues in a given period might not generate a similar amount of revenues, if any, in subsequent periods. In addition, after we complete a project, we can have no assurance that the client will retain us in the future.

    Many of our clients can terminate their agreements with us, whether time and materials or fixed-fee based, on 30-days' prior written notice. If our clients terminate, or fail to renew, existing agreements, our business, financial condition and results of operations could suffer material harm.

    See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" for a more complete description of our sources of revenues and the impact of the nature of our business on our financial condition.

Our engagements could be unprofitable if we do not perform fixed-price, fixed-time contracts efficiently.

    Some of our engagements may be unprofitable and we may experience losses if our actual costs for fixed-price, fixed time engagements exceed the estimated costs. Historically, i-Cube had undertaken client engagements on a fixed-price, fixed-time basis, and Razorfish also has derived a portion of its revenues from fixed price, fixed-time contracts. When working on that basis, we agree with the customer on a statement of work. We warrant that we will deliver the specified work at a specified time at a fixed price. In making proposals for fixed-price, fixed-time contracts, we estimate the time and money required to complete the client engagement. These estimates reflect judgments about the complexity of the engagement and the efficiency of our methods, technologies and IT professionals when applied to the client engagement. Unexpected delays and costs may arise, often outside of our control. To remedy these delays, we may sometimes need to devote unanticipated additional resources to complete some of our client engagements. Devoting extra resources reduces the profitability of the contracts, and can even lead to losses. The losses or diminished profitability on fixed-fee, fixed-time contracts could materially harm our business, financial condition and results of operations.

A decrease in the number or size of one client engagements may cause our results to fall short of investors' expectations and adversely affect the price of our Common Stock.

    A high percentage of our expenses, including those related to employee compensation and equipment, are relatively fixed. If the number or average size of our client engagements decreases in any quarter, then our revenues and operating results may also decrease.

    If our operating results fall short of investors' expectations, the trading price of our Common Stock could decrease materially, even if the quarterly results do not represent any longer-term problems. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarter-to-quarter fluctuations in margins" for additional factors that may cause variations in our quarterly results.

Our recent acquisitions have created financial and other challenges, which, if not addressed or resolved, could harm our business.

    We have experienced financial, operational and managerial challenges in integrating i-Cube and other recently acquired companies. Razorfish completed five acquisitions during 1998, six acquisitions in 1999, including the acquisition of i-Cube in November 1999.

    Our management must devote significant time and attention to the integration of technology, operations and personnel as a result of these acquisitions, and we cannot assure that our ability to service current clients and win new clients will not suffer as a result. In addition, our management faces the difficult and potentially time consuming challenges of implementing uniform standards, controls, procedures and policies throughout our U.S. and European offices.

    We could also experience financial or other setbacks if i-Cube or any of the other acquired businesses experienced problems in the past of which our management does not yet know. For example, if an acquired business had dissatisfied customers or performance problems, our reputation could suffer as a result of our association with that business. Our management is unaware of any material legal claims against any of the acquired companies. However, to the extent any customer or other third party asserts any material legal claims against any of the acquired companies, our business, financial condition and results of operations could suffer material and adverse harm. See Item 1 - "Business--i-Cube acquisition," "Business--Spray acquisition" and "Business--Other acquisitions" for descriptions of the acquisitions we have completed.

We may be unable to implement our acquisition growth strategy, which could harm our business and competitive position in the industry.

    Our business strategy includes making acquisitions of other IT companies, including digital communications solutions providers, technology integrators and web design or consulting firms. Our continued growth will depend on our ability to identify and acquire companies that complement or enhance our business on acceptable terms. We may not be able to complete or identify future acquisitions or realize the anticipated results of future acquisitions. Some of the risks that we may encounter in implementing our acquisition growth strategy include:

    . expenses and difficulties in identifying potential targets and the costs associated with incomplete acquisitions;

    . higher prices for acquired companies because of greater competition for attractive acquisition targets;

    . expenses, delays and difficulties of integrating the acquired company into our existing organization;

    . dilution of the interest of existing stockholders if we sell stock to the public to raise cash for acquisitions;

    .   diversion of management's attention;

    .   expenses of amortizing the acquired company's intangible assets;

    .   impact on our financial condition due to the timing of the acquisition;
        and

    . expense of any undisclosed or potential legal liabilities of the acquired company.

    If realized, any of these risks could have a material adverse effect on our business, results of operations and financial condition.

Our continued growth may further strain our resources, which could hurt our business and results of operations.

    Our recent growth has strained our managerial and operational resources. A key part of our strategy is to grow, both by hiring more personnel and by acquiring companies, which may continue to strain our managerial and operational resources. We cannot assure you that our managers will be able to manage our growth effectively. To manage future growth, our management must continue to improve our operational and financial systems, procedures and controls and expand, train, retain and manage our employee base. If our systems, procedures and controls are inadequate to support our operations, our expansion would halt, and we could lose our opportunity to gain significant market share. Any inability to manage growth effectively could materially harm our business, results of operations and financial condition.

We may have difficulty in managing our international operations and expansion, which could adversely affect our business and results of operations.

    A key element of our strategy is to expand our business into international markets. In addition to our domestic operations, we have operations in seven European cities: London, England; Stockholm, Sweden; Oslo, Norway; Helsinki, Finland; Amsterdam, the Netherlands; Hamburg and Mannheim, Germany. Our management may have difficulty managing and expanding our international operations because of distance, as well as language and cultural differences. Our management cannot assure you that they will be able to market and operate our services successfully in foreign markets.

    Other risks related to our international operations include:

    .   difficulties arising from staffing and managing foreign operations;

    . legal and regulatory requirements of different countries, such as differing tax or labor laws; and

    .   potential political and economic instability.

    The materialization of any of these risks could materially and adversely affect our international and domestic businesses, results of operations and financial condition.

Historically, we generated a large part of our revenues from a small number of clients, and if that trend re-occurs our financial condition could be adversely impacted.

    Historically, we derived a significant portion of our revenues from a limited number of large clients. Although no client accounted for more than 10.0% of Razorfish's revenues in 1999 or 1998, in 1997 Salt River Project accounted for approximately 13.8% of revenues. If the bulk of our revenues is generated from a small number of clients again, there is a risk that our financial condition could be adversely impacted. Any cancellation, deferral or significant reduction in work performed for principal clients or a significant number of smaller clients, could materially harm our business, financial condition and results of operations. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and Item - "Business--Clients" for more information relating to our clients.

We compete in a new and highly competitive market that has low barriers to entry.

    We compete in the information technology services market which is relatively new and intensely competitive. We expect competition to intensify as the market evolves. We compete with:

    .   strategic consulting firms;

    .   Internet service firms;

    .   technology consulting firms and integrators; and

    . in-house information technology, marketing and design departments of our clients and potential clients.

    Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we have.

    Relatively few barriers prevent competitors from entering the information technology services market. As a result, new market entrants pose a threat to our business. We do not own any patented technology that prevents or discourages competitors from entering the information technology services market. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could materially harm our business, results of operations and financial condition. See Item 1 - "Business--Industry background" and "Business--Competition" for a more complete description of the industry in which we compete, a list of our competitors and the competitive factors within our industry.

We must maintain our reputation and expand our name recognition to remain competitive.

    We believe that establishing and maintaining a good reputation and name recognition is critical for attracting and expanding our targeted client base. We also believe that the importance of reputation and name recognition will increase due to the growing number of information technology service providers. If our reputation is damaged or if potential clients do not know what services we provide, we may become less competitive or lose our market share. Promotion and enhancement of our name will depend largely on our success in providing high quality services and end-to-end digital communications solutions, which we cannot ensure. If clients do not perceive our services to be effective or of high quality, our brand name and reputation could be materially and adversely affected.

    In addition, we license two trademarks and our design logo to Razorfish Studios, Inc., a company controlled by Communicade and Messrs. Dachis and Kanarick. Because we license the "Razorfish" trademarks and design logo to Razorfish Studios, content published or actions taken by Razorfish Studios could materially and adversely affect our name and reputation.

Misappropriation of our trademarks and other proprietary rights could harm our reputation, affect our competitive position and cost money.

    We believe our trademarks and other proprietary rights are important to our success and competitive position. If we cannot protect our trademarks and other proprietary rights against unauthorized use by others, our reputation among existing and potential clients could be damaged and our competitive position adversely affected. We have registered certain of our trademarks in the United States and abroad. We use our best efforts to limit access to and distribution of our proprietary information, as well as proprietary information licensed from third-parties. We cannot ensure that these strategies will be adequate to deter misappropriation of our proprietary information and material.

    Our strategies to deter misappropriation could be inadequate in light of the following risks:

    . foreign countries may not recognize our proprietary rights or may fail to protect those rights adequately;

    . competitors could misappropriate our proprietary information or materials without detection; and

    . non-competition and confidentiality agreements signed by our key employees may prove unenforceable.

    If any of these risks materialize, we could be required to spend significant amounts to defend our proprietary rights and our managerial resources could be diverted. In addition, our trademarks and other proprietary rights may decline in value or not be enforceable. See Item 1 - "Business--Intellectual property rights" for more information concerning our intellectual property.

We need to keep pace with changing communications technologies to provide effective digital communications solutions.

    Our success depends on our ability to keep pace with the rapid changes occurring in communications technologies and the new and improved devices that result from these changes. If we do not respond quickly and cost-effectively to changing communications technologies and devices, our services may become less competitive, and we might lose our market share. For example, if the Internet is rendered obsolete or less important by faster, more efficient technologies, we must be prepared to offer non-Internet-based solutions or risk losing current and potential clients. In addition, if mobile phones, pagers, personal digital assistants or other devices become important aspects of digital communications solutions, we will need to have the technological expertise to incorporate them into our solutions.

Our business depends on continued growth in the use of the Internet.

    Our future success depends on continued growth in the use of the Internet because we primarily use Internet-based technology to create our solutions. If businesses do not consider the Internet a viable commercial medium, our client base may not grow. The adoption of the Internet for commerce and communications, particularly by those individuals and companies that have historically relied upon alternative means of commerce and communication, generally requires the understanding and acceptance of a new way of conducting business and exchanging information. In particular, companies that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new, Internet-based strategy that may make their existing personnel and infrastructure obsolete.

    In addition, our business may be indirectly impacted if the number of users of the Internet does not increase or if commerce over the Internet does not become more accepted and widespread. The Internet may lose its viability as a commercial marketplace due to consumers' actual or perceived lack of security of information, such as credit card numbers, governmental regulation and uncertainty regarding intellectual property ownership. Use of the Internet may also be affected if the infrastructure of the Internet is not developed or maintained. Published reports have indicated that capacity constraints caused by growth in the use of the Internet may impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. If the necessary infrastructure, products, services or facilities are not developed, or if the Internet does not become a viable and widespread commercial medium, our business, results of operations and financial condition could be materially and adversely affected.

Our business is subject to U.S. and foreign government regulation of the Internet.

    State, local and federal governments in the U.S. and local and national governments in the European Union have recently passed legislation relating to the Internet. Because these laws are still being implemented, we are not certain how they will affect our business. This new legislation may indirectly affect us through its impact on our clients and potential clients. In addition, U S and foreign governmental bodies are considering, and may consider in the future, other legislative proposals to regulate the Internet. We cannot predict if or how any future legislation would impact our business, results of operations or financial condition. See "Business--U.S. and foreign government regulation" for a more complete description of the regulations that govern our industry.

The conversion to the euro may adversely affect our business in Europe.

    Because of our European operations, we face risks as a result of the conversion by some of the European Union member states of their currencies to the euro. The conversion process commenced on January 1, 1999. The conversion rates between the member states' currencies and the euro are fixed by the Council of the European Union. We are unsure as to whether the conversion to the euro will have an adverse impact on our business, but potential risks include
(1) the costs of modifying our software and information systems and (2) changes in the conduct of business and in the principal European markets for our products and services. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations--Currency fluctuation and the euro conversion" for a more complete description of the impact of the conversion to the euro on our financial condition.

Our stock price has been, and may continue to be, volatile.

    The trading price of our stock has been volatile in recent months, and this volatility may continue in the future. Wide fluctuations in our trading price or volume could be caused by:

    .   quarterly variations in our operating results;

    . investor perception of our company and the information technology services market in general;

    .   announcements or implementation of technological innovations;

    . announcements or implementation by us or our competitors of new products or services;

    .   financial estimates by securities analysts; and

    .   general economic and information technology services market conditions.

    In addition, the stock market in general, and the market for Internet-related stocks in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If investor interest in Internet stocks declines, the price for our Common Stock could drop suddenly and significantly, even if our operating results are positive. If the trading volume of our Common Stock experiences significant changes, the price of our Common Stock could be adversely affected. Declines in the trading or price of our Common Stock could also materially and adversely affect employee morale and retention, our access to capital and other aspects of our business.

Future sales of our common stock in the public market could adversely affect our stock price and our ability to raise funds in new equity offerings.

    No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability for future sale of shares of common stock or securities convertible into or exercisable for our common stock will have on the market price of common stock prevailing from time to time. Sale, or the availability for sale, of substantial amounts of common stock by existing stockholders under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants or the conversion of our convertible preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

Our charter documents could make it more difficult for a third party to acquire us.

    Our Certificate of Incorporation and By-laws are designed to make it difficult for a third party to acquire control of us, even if a change in control would be beneficial to stockholders. For example, our Certificate of Incorporation authorizes our Board of Directors to issue up to 10,000,000 shares of "blank check" preferred stock. Without stockholder approval, the Board of Directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire our company.

    Our By-laws do not permit any person other than the Board of Directors or certain executive officers to call special meetings of the stockholders. In addition, we must receive a stockholders' proposal for an annual meeting within a specified period for that proposal be included on the agenda. Because stockholders do not have the power to call meetings and are subject to timing requirements in submitting stockholder proposals for consideration at an annual or special meeting, any third-party takeover not supported by the Board of Directors would be subject to significant delays and difficulties.

Item 2.       Properties


    Razorfish's headquarters are located in a leased facility in New York City consisting of approximately 26,000 square feet of office space. The leases for this office space expire on December 31, 2001. Razorfish also leases additional office space in New York, Los Angeles, San Francisco, Boston, London, Stockholm, Oslo, Helsinki, Amsterdam, Mannheim and Hamburg. Razorfish believes that its existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed.

Item 3.       Legal Proceedings

    In June 1999, a Swedish company, Razor AB, filed a trademark infringement action in Stockholm against Razorfish AB, Razorfish's wholly owned subsidiary, alleging that the two trade names, Razor and Razorfish, are confusingly similar, and therefore, Razorfish was infringing Razor's rights under Swedish law. Razorfish has settled this suit for approximately SEK 750,000 (approximately $86,800 based upon the March 27, 2000 exchange rate of SEK8.64013 = $1.00).

    On March 17, 2000, a former consultant to Avalanche Solutions, Inc., a majority-owned subsidiary of Razorfish, commenced a legal action against Razorfish and other defendants alleging fraud, violation of New York General Business Law Sections 339-a and 352-c, and violation of Rule 10b-5 promulgated under the Securities Exchange Act of 1934. Razorfish is reviewing this action and believes that the allegations are baseless and without merit in law or fact. Razorfish cannot assure you, however, that this matter will be resolved in its favor.

Item 4.       Submission Of Matters To A Vote Of Security Holders

    Razorfish held a special meeting of its stockholders on November 2, 1999 at which four proposals were submitted to a vote. The proposals and the resulting votes were as follows:

    . the issuance of shares of Razorfish's Common Stock to the stockholders of i-Cube in connection with the merger of i-Cube with and into a wholly-owned subsidiary of Razorfish (see Item 1 - Business-i-Cube Acquisition) (votes for: 24,085,082, against: 9,698, abstaining: 6,986);
    . an amendment to the Certificate of Incorporation of Razorfish increasing the number of authorized shares of Common Stock by 21,356,655 (the maximum number of shares to be issued in connection with the i-Cube merger) from 29,999,950 to 51,356,605 (votes for: 24,075,499, against:
        9,473, abstaining: 16,794);
    . an amendment to the 1999 Stock Option Plan to (1) increase the number of shares of Common Stock authorized for issuance by 2,640,079 to 3,562,406 and (2) limit to 500,000 the number of options and stock appreciation rights that may be awarded to an employee in any one fiscal year (votes for: 23,291,084, against: 800,421, abstaining: 10,261); and
    . an amendment to the Certificate of Incorporation further incrasing the number of authorized shares of Common Stock from 51,356,605 to 200,000,000 shares for use in connection with acquisitions and for other corporate purposes (votes for: 23,200,128, against: 234,198, abstaining:
        667,440).

                                    PART II


Item 5.       Market For Registrant's Common Equity And Related Stockholder
              Matters

    Razorfish's Common Stock commenced trading on April 27, 1999 on The Nasdaq National Market under the symbol "RAZF". As of March 22, 2000, there were approximately 180 holders of record of Razorfish's Common Stock.

    The following table presents for the periods indicated the high and low bid prices for the Common Stock in 1999, as reported by the Nasdaq National Market.

                                                        Price Range of
                                                         Common Stock
                                                       ---------------
                                                       High        Low
                                                       ------    ---------
               Second Quarter (from April 27)..      $  25.75    $ 13.0938
               Third Quarter...................      $  22.25    $ 12.50
               Fourth Quarter..................      $  48.187   $ 20.5938

    Razorfish's Board of Directors has never declared or paid any dividends on the Common Stock and does not expect to pay dividends in the foreseeable future. Razorfish's current policy is to retain all of its earnings to finance future growth and acquisitions. Future dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our board of directors may deem relevant.

Recent Sales of Unregistered Securities

    On December 1, 1999, Razorfish issued 180,000 shares of Common Stock to Ms. Terry Swack in exchange for all of the issued and outstanding shares of common stock of TSDesign. Exemption from registration for this transaction was claimed pursuant to Section 4(2) of the Securities Act regarding transactions by the issuer not involving a public offering, in that the transaction was made, without general solicitation or advertising, to a sophisticated investor with access to all relevant information necessary to evaluate this investment and who represented to Razorfish that the shares were being acquired for investment.

    On December 1, 1999, Razorfish issued 1,250,000 shares of Common Stock to Lee Hunt in exchange for all of the issued and outstanding shares of common stock of Lee Hunt. Exemption from registration for this transaction was claimed pursuant to Section 4(2) of the Securities Act regarding transactions by the issuer not involving a public offering, in that the transaction was made, without general solicitation or advertising, to a sophisticated investor with access to all relevant information necessary to evaluate this investment and who represented to Razorfish that the shares were being acquired for investment.

    On September 16, 1999, Razorfish issued 1,312,000 shares of Common Stock to the sole stockholder of Fuel, Inc. and Tonga, Inc in exchange for all of the issued and outstanding shares of common stock of Fuel and Tonga owned by such shareholder. Exemption from registration for this transaction was claimed pursuant to Section 4(2) of the Securities Act regarding transactions by the issuer not involving a public offering, in that the transaction was made, without general solicitation or advertising, to a sophisticated investor with access to all relevant information necessary to evaluate this investment and who represented to Razorfish that the shares were being acquired for investment.

    On April 30, 1999, Razorfish granted to four employees options to purchase an aggregate of 120,000 shares of Common Stock in consideration for their respective interests in certain subsidiaries of Spray. Exemption from registration for this transaction was claimed pursuant to Regulation S of the Securities Act regarding transactions by the issuer not involving a public offering, in that this transaction was made, without general solicitation or advertising, to a sophisticated investor located outside the United States with access to all relevant information necessary to evaluate this investment and who represented to Razorfish that the options were being acquired for investment.

    On February 3, 1999, Razorfish issued 3,953,620 shares of Common Stock to Communicade for a purchase price of $25,303,168. Exemption from registration for this transaction was claimed pursuant to Section 4(2) of the Securities Act regarding transactions by the issuer not involving a public offering, in that this transaction was made, without general solicitation or advertising, to a sophisticated investor with access to all relevant information necessary to evaluate this investment and who represented to Razorfish that the shares were being acquired for investment.

    On January 5, 1999, Razorfish issued an aggregate of 19,762,068 shares of Common Stock and in February 1999 an aggregate of 50 shares of Class B Common Stock to Spray Ventures and Communicade in exchange for all of the issued and outstanding shares of stock of Spray and warrants exercisable for an additional 138 shares of stock of Spray. Exemption from registration for this transaction was claimed pursuant to Section 4(2) of the Securities Act regarding transactions by the issuer not involving a public offering, in that this transaction was made, without general solicitation or advertising, to a sophisticated investor with access to all relevant information necessary to evaluate these investments and who represented to Razorfish that the shares were being acquired for investment.

    Additionally, Razorfish granted stock options in 1999 to certain of its employees and consultants pursuant to its 1997 Stock Option and Incentive Plan and its 1999 Stock Incentive Plan. Prior to registration of its stock options and the shares of stock to be issued upon exercise thereof under such plans on Form S-8 filed with the Securities and Exchange Commission on April 29, 1999, Razorfish issued in 1999 an aggregate of 1,242,200 options and 12,252 shares of Common Stock on exercise of previously granted options to employees and consultants in reliance on Rule 701 promulgated under the Securities Act.

Item 6.       Selected Financial Data

                   Selected Consolidated Financial Information


    You should read the following selected consolidated financial information in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Razorfish's consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. All amounts for all periods presented have been restated to reflect the acquisitions of i-Cube in November, 1999 and Lee Hunt and TSDesign in December, 1999, which were accounted for as a pooling of interests. The historical results are not necessarily indicative of the operating results to be expected in the future.


                                                Year ended December 31,
                                               -----------------------
                                    1995        1996        1997        1998        1999
                                    ----        ----        ----        ----        ----
                                       (in thousands, except share and per share data)
Statement of Operations
Information:
Revenues ...................   $  22,286   $  32,438   $  56,169   $  83,863   $ 170,179
Project personnel costs ....      10,451      16,015      27,518      44,154      81,042
                               ---------   ---------   ---------   ---------   ---------
Gross profit ...............      11,835      16,423      28,651      39,709      89,137
Sales and marketing ........       1,194       2,095       4,038       6,281      12,567
General and administrative .       6,779      11,474      16,345      22,516      48,508
Merger-related costs .......           -           -           -         786      24,566
Non-cash compensation expense          -           -          79       1,937         189
Amortization of intangibles            -           -           -         109       3,532
                               ---------   ---------   ---------   ---------   ---------
Income (loss) from operations      3,862       2,854       8,189       8,080        (225)
Other income, net ..........          78          57          79         838       3,753
                               ---------   ---------   ---------   ---------   ---------
Income before income taxes .       3,940       2,911       8,268       8,918       3,528
Provision for income taxes .       1,498       1,100       3,287       4,843      18,060
                               ---------   ---------   ---------   ---------   ---------
Net income (loss) ..........   $   2,442   $   1,811   $   4,981   $   4,075   $ (14,532)
                               =========   =========   =========   =========   =========

Net income (loss) per share:
  Basic ....................        0.05        0.04        0.11        0.08       (0.17)
  Diluted ..................        0.05        0.03        0.10        0.07       (0.17)
Weighted average common shares
outstanding
  Basic ....................      49,229      49,254      46,192      50,054      83,129
  Diluted ..................      51,569      51,824      51,360      58,113      83,129



                                               Year ended December 31,
                                               -----------------------
                                    1995        1996        1997        1998        1999
                                    ----        ----        ----        ----        ----
                                                       (in thousand)

Balance Sheet Information:
Cash and cash equivalents          3,784       5,526      13,037      36,628      98,798
Total assets .............        12,182      16,886      35,410      75,831     251,590
Long-term obligations ....           554         654       2,750       6,820       1,760
Stockholders' equity .....         2,545       4,937      10,779      45,807     198,353

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    You should read the following discussion and analysis in conjunction with Razorfish's consolidated financial statements and notes thereto included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements relating to future events and Razorfish's future financial performance. Actual results could be significantly different than those discussed in this Form 10-K. Factors that could cause or contribute to such differences include those set forth in the section entitled "Factors Affecting Future Operating Results," as well as those discussed elsewhere in this Form 10-K.

    Unless otherwise indicated, all references to Razorfish refer to Razorfish, and subsequent to their acquisition or formation, its subsidiaries.

Overview

    Razorfish is a leading provider of global digital solutions. Digital solutions are business solutions that use digital technologies to enhance communications and commerce between businesses and their consumers, suppliers, employees and other partners. Razorfish provides an integrated, end-to-end solution. Razorfish's strategy, creative and technology professionals carry out every aspect of a solution from strategic consulting to design of information architectures and user-interfaces to integration of backend Enterprise Resource Planning (ERP) and legacy systems. These digital solutions utilize a wide variety of platforms, including the World Wide Web, wireless, broadband and satellite communications and a variety of digital devices and information appliances, including desktop PCs, mobile phones, pagers and personal digital assistants. Razorfish thereby creates for its clients digital solutions designed to help them re-architect their traditional business models and identify and improve communications and commerce opportunities.

    Razorfish's derives substantially all of its revenues from fees for services generated on a project-by-project basis. Razorfish's services are provided on both a fixed-time, fixed-price basis and on a time and materials basis. Historically, Razorfish has not operated on a retainer basis; however, in the future, Razorfish may utilize such arrangements.

    Razorfish recognizes revenues for both time and materials-based arrangements and fixed-time, fixed-price arrangements on the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. In developing the fixed price of a project, Razorfish follows a process that assesses the technical complexity of the project, the nature of the work, the functions to be performed and the resources required to complete the engagement. Razorfish periodically reassesses its estimated costs for each project, and provisions for estimated losses on unfinished projects are recorded in the period in which such losses are determined. To date, such losses have not been significant. Revenues exclude reimbursable expenses charged to clients.

    Agreements entered into in connection with time and materials projects are generally terminable by the client upon 30-days' prior written notice, and clients are required to pay Razorfish for all time, materials and expenses incurred by Razorfish through the effective date of termination. Agreements entered into in connection with fixed-time, fixed-price projects, are generally terminable by the client upon payment for work performed and the next progress payment due. If clients terminate existing agreements or if Razorfish is unable to enter into new engagements, Razorfish's business, financial condition and results of operations could be materially and adversely affected. In addition, because a proportion of Razorfish's expenses are relatively fixed, a variation in the number of client engagements can cause significant variations in operating results from quarter to quarter.

    Razorfish's projects vary in size and scope; therefore, a client that accounts for a significant portion of Razorfish's revenues in one period may not generate a similar amount of revenue in subsequent periods. No client accounted for more than 10.0% of Razorfish's revenues in 1999 or 1998, and in 1997 one client accounted for approximately 13.8% of revenues. Razorfish does not believe that it will derive a significant portion of its revenues from a limited number of clients in the near future. However, there is a risk that the source of Razorfish's revenues may be generated from a small number of clients. These clients may not retain Razorfish in the future. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse affect on Razorfish's business, financial condition and results of operations.

Operating and other expenses

    Razorfish's project personnel costs consist primarily of compensation and related costs of personnel dedicated to customer assignments. Project personnel costs also include fees paid to subcontractors for work performed in connection with projects and non-reimbursed project travel expenses.

    Razorfish's selling and marketing costs consist primarily of compensation and related costs of sales and marketing personnel, travel expenses, and marketing programs and promotion costs.

    Razorfish's general and administrative costs consist primarily of compensation and related costs of the management and administrative functions, including finance and accounting, human resources and internal information technology, and the costs of Razorfish's facilities and other general corporate expenses.

    Razorfish's non-cash compensation expense is comprised of the compensation cost associated with the difference between the fair market value of options granted and the exercise price of such options over the vesting period of the options. Razorfish incurred approximately $79,000, $1,937,000 and $189,000 in 1997, 1998 and 1999, respectively, in non-cash compensation expense relating to the grant of certain options to employees in 1997 and 1998.

Acquisitions

    Razorfish completed six acquisitions during 1999. In January 1999, Razorfish acquired all of the capital stock of Spray and certain of its subsidiaries for 50% of Razorfish's Common Stock on a fully diluted basis (after giving effect to this acquisition). The acquisition of Spray was accounted for using the purchase method of accounting. The operating results of Spray have been included in Razorfish's consolidated financial statements since January 5, 1999.

    In the second quarter, 1999, Razorfish purchased the remaining 15% of Razorfish Oy, its Finnish subsidiary, approximately 24% of Razorfish AG, its German subsidiary, and 15% of Razorfish AS, its Norwegian subsidiary, for a total of approximately $1.4 million and a grant of an aggregate of 120,000 stock options with an exercise price equal to the fair market value of the Common Stock on the date of grant. In the Razorfish AS purchase, Razorfish also agreed to repay certain capital contributions and loans over the next three years. In October 1999, Razorfish purchased the remaining minority interests of Razorfish AS in exchange for a grant of 88,500 stock options with an exercise price equal to the fair market value of the Common Stock on the date of grant.

    Razorfish acquired substantially all of the assets of Electrokinetics in June 1999 in exchange for approximately $847,000 in cash, and all of the capital stock of Fuel and Tonga in September 1999 in exchange for 1,312,000 shares of Razorfish's Common Stock and $750,000 in cash. Each of these acquisitions was accounted for using the purchase method of accounting; accordingly, the results of operations of Electrokinetics and Fuel and Tonga were included in Razorfish's results beginning on the respective dates of acquisition. The Fuel and Tonga purchase agreement calls for a stock or cash earn-out payment to the former stockholder based upon the achievement of certain revenue levels for 1999.

    In November 1999, Razorfish acquired all of the outstanding capital stock of i-Cube, a Boston-based provider of electronic business and transformation services for complex IT environments, in exchange for 36,069,224 shares of Common Stock and the assumption of options to purchase approximately 12,103,000 shares of Common Stock. This acquisition was accounted for using the pooling of interests method of accounting and accordingly, the historic consolidated financial statements of Razorfish prior to the acquisition have been restated to reflect the combined financial position and results of operations and cash flows of Razorfish and i-Cube.

    In December 1999, Razorfish acquired all of the outstanding capital stock of Lee Hunt in exchange for 1,250,000 shares of Common Stock. Also in December 1999, Razorfish acquired all of the outstanding capital stock of TSDesign in exchange for 180,000 shares of Common Stock. Both of these acquisitions have been accounted for using the pooling of interests method of accounting and accordingly, the historic consolidated financial statements of Razorfish prior to these acquisition have been restated to reflect the combined financial position and results of operations and cash flows of Razorfish and Lee Hunt and TSDesign.

    Razorfish completed five acquisitions during 1998. In May 1998, Razorfish acquired all of the capital stock of CHBi, a London-based new media company. Razorfish acquired substantially all of the assets of:


    (1)  Avalanche Systems, a New York-based new media company, in January 1998;

    (2)  Plastic, a San Francisco-based new media company, in June 1998,

    (3) Media, a Los Angeles-based new media entertainment consultant, in July 1998; and

    (4)  Sunbather, a London-based new media company, in October 1998.

    Each of the acquisitions completed by Razorfish in 1998 were accounted for using the purchase method of accounting; accordingly, the results of operations of each acquired company were included in Razorfish's results beginning on the respective date of each acquisition. (See Note 2 to Razorfish's consolidated financial statements.)

    The following unaudited pro forma consolidated results of operations reflects the results of operations for the years ended December 31, 1997, 1998 and 1999, as if the aforementioned 1998 acquisitions had occurred on January 1, 1997, as if the aforementioned 1999 acquisitions had occurred on January 1, 1998 and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 1997 and January 1, 1998 and may not be indicative of future operating results.

                                             Year Ended December 31,
                                             -----------------------
                                          1997          1998          1999
                                          ----          ----          ----
     Pro forma:
          Revenues ................... $   70,364    $  108,086   $  174,087
          Net income (loss) ..........     (1,004)          180      (14,092)
          Basic net (loss) per share .      (0.02)         0.00        (0.17)
          Diluted net (loss) per share      (0.02)         0.00        (0.17)


Seasonality

    In general, the laws of the European countries in which Razorfish operates mandate that all employees receive significantly more vacation days than in the United States. For example, in Sweden, each employee must receive a minimum of 25 days paid vacation per year. These vacations are typically taken in the third quarter, resulting in declining revenues during this period due to a reduction in both billable hours and client demand.

Quarter-to-quarter fluctuations in margins

    Razorfish's operating results and quarter-to-quarter margins may fluctuate in the future as a result of many factors, some of which are beyond Razorfish's control. Historically, Razorfish's quarterly margins have been impacted by:

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


    Razorfish expects this trend to continue.


Results of operations

    The following table sets forth certain consolidated statement of operations data of Razorfish both in millions and as a percentage of revenues for the periods indicated:

                                                          Years ended December 31,
                                     ----------------------------------------------------------------
                                              1997                  1998                    1999
                                     -------------------   ---------------------   ------------------
                                              Percent of              Percent of           Percent of
                                      Amount   revenues    Amount     revenues     Amount  revenues
                                      ------  ----------   ------     ----------   ------  ----------
                                                                (dollars in millions)
Revenues ........................   $56.2       100%        $83.9        100%       $170.2      100%
Project personnel costs .........    27.5        49%         44.2         53%         81.0       48%
                                    -----       ---         -----       ------      ------     -----
Gross profit ....................    28.7        51%         39.7         47%        89.2        52%
Sales and marketing .............     4.0         7%          6.3          8%        12.6         7%
General and administrative ......    16.3        29%         22.5         27%        48.5        28%
Merger-related costs ............       -         0%          0.8          1%        24.6        14%
Non-cash compensation expense ...     0.1         0%          1.9          2%           0.2       0%
Amortization of intangibles .....       -         0%          0.1          0%           3.5       2%
                                    -----       ---         -----       ------      -------    -----
Income (loss) from operations ...     8.2        15%          8.1         10%          (0.2)      0%
Other income, net ...............     0.1         0%          0.8          1%           3.7       2%
Income (loss) before income taxes     8.3        15%          8.9         11%           3.5       2%
Provision for income taxes ......     3.3         6%          4.8          6%          18.0      11%
                                    -----       ---         -----       ------      -------    -------
Net income (loss) ...............     5.0         9%          4.1          5%         (14.5)      9%
                                    =====       ===         =====       ======      =======    =======


Year ended December 31, 1999 compared to year ended December 31, 1998

    Revenues

    Razorfish's revenues increased $86.3 million, or 103%, to $170.2 million for the year ended December 31, 1999 from $83.9 million for the year ended December 31, 1998. This increase in revenues was attributable to an increased volume of projects from new customers, the leveraging of existing client relationships to obtain repeat business, increases in Razorfish's billing rates and the impact of the purchase acquisitions that were completed in 1998 and 1999.

    Project personnel costs

    Razorfish's project personnel costs increased $36.8 million, or 83%, to $81.0 million for 1999 from $44.2 million for 1998. As a percentage of revenues, project personnel costs decreased to 48% during 1999 from 53% during 1998. The increase in project personnel costs in absolute dollar terms was a result of the hiring of additional and more experienced personnel required to deliver Razorfish's services. The decrease in project personnel costs as a percentage of revenues was the result of increased billing rates during 1999 without a corresponding increase in the project personnel headcount required to deliver the services.

    Sales and marketing

    Razorfish's sales and marketing expenses increased $6.3 million, or 100%, to $12.6 million for 1999 from $6.3 million in 1998. As a percentage of net revenues, these costs decreased from 8% in 1998 to 7% in 1999. The increase in selling and marketing costs in absolute dollars was primarily attributable to increased spending on promotional activities and increases in selling and marketing personnel.

    General and administrative

    Razorfish's general and administrative expenses increased $26.0 million, or 116%, to $48.5 million in 1999 from $22.5 million in 1998. As a percentage of revenues, general and administrative expenses increased to 28% during 1999 from 27% in 1998. The increase in general and administrative expenses in absolute dollar terms and as a percentage of revenues was attributable to an increase in general and administrative personnel and increases in facilities and infrastructure costs required due to Razorfish's rapid growth.

    Merger-related Costs

    Razorfish completed its merger with i-Cube in November 1999 and its mergers with Lee Hunt and TSDesign during December 1999. In addition, prior to the merger with Razorfish, i-Cube had completed its merger with Tomorrow's Technology Today in May 1999 and its merger with Conduit Communications in June 1999. Costs directly associated with these mergers aggregating $24.6 million were charged to operations upon consummation of the mergers. Merger-related costs included $12.6 million in consulting and investment banking fees; $4.8 million for integration related activities, $3.3 million in legal, accounting, printing and filing fees; lease termination and related costs aggregating $1.8 million; severance and retention costs of $1.7 million and other costs totaling $0.4 million. Merger-related costs in 1998 consisted mainly of amounts related to acquisitions completed by i-Cube before the merger with Razorfish.

    Non-cash compensation expense

    Non-cash compensation expense decreased to $0.2 million in 1999 from approximately $1.9 million in 1998. This expense decreased as a result of the one time non cash compensation expense of $1.8 million that was incurred in the second quarter of 1998 as a result of the grant of fully vested options to purchase 1,000,000 shares of Common Stock at an exercise price below the fair market value of the Common Stock on the date of grant.

    Amortization of Intangibles

    Amortization of intangibles for Razorfish was approximately $3.5 million in 1999 compared to $0.1 million in 1998. This increase in amortization of intangibles was due to the goodwill resulting from the acquisitions completed during 1999 and the full year impact of the acquisitions completed in 1998.

    Income taxes

    Razorfish had income taxes of $18.0 million on a pre-tax profits of $3.5 million during 1999. The effective income tax rate was 512% during 1999. Income taxes for the period differed significantly from previous periods due to the write-off during 1999 of a deferred tax asset of $9.4 million in connection with merger-related tax restructuring activities and the non-deductibility of certain merger-related charges in relation to the acquisitions completed using the pooling of interests method of accounting. The differences in the effective tax rates during 1999 and 1998 from the federal and state statutory rates are primarily the result of non-tax deductible expenses, including compensation charges incurred in connection with the grant of incentive stock options in 1999 and 1998, amortization of intangibles in connection with the purchase acquisitions completed in 1999 and 1998 and certain merger-related charges in relation to the acquisitions completed using the pooling of interests method of accounting.

Year ended December 31, 1998 compared to year ended December 31, 1997

    Revenues

    Razorfish's revenues increased $27.7 million, or 49%, to $83.9 million for the year ended December 31, 1998 from $56.2 million for the year ended December 31, 1997. This increase in revenues was attributable to an increased volume of projects from new customers and the leveraging of existing client relationships to obtain repeat business.

    Project personnel costs

         Razorfish's project personnel costs increased $16.7 million, or 61%, to $44.2 million for 1998 from $27.5 million for 1997. As a percentage of revenues, project personnel costs increased to 53% during 1998 from 49% during 1997. The increase in project personnel costs in absolute dollar and percentage terms was a result of the hiring of additional and more experienced personnel required to deliver Razorfish's services.

    Sales and marketing

    Razorfish's sales and marketing expenses increased $2.3 million, or 58%, to $6.3 million for 1998 from $4.0 million in 1997. As a percentage of revenues, sales and marketing expenses increased from 7% in 1997 to 8% in 1998. The increase in selling and marketing costs in absolute dollar and percentage terms was primarily attributable to increased spending on promotional activities and increases in selling and marketing personnel.

    General and administrative

    Razorfish's general and administrative expenses increased $6.2 million, or 38%, to $22.5 million in 1998 from $16.3 million in 1997. As a percentage of revenues, general and administrative expenses decreased to 27% during 1998 from 29% in 1997. The increase in general and administrative costs in absolute dollars was primarily attributable to an increase in general and administrative personnel. The decline in general and administrative costs as a percentage of revenues reflects a decline in administrative staff as a percentage of total staff and more efficient space utilization of the Razorfish's facilities in 1998.

    Amortization of Intangibles

    Amortization of intangibles for Razorfish was approximately $0.1 million in 1998 compared to none for 1997. This increase in amortization of intangibles was due to the goodwill resulting from the five acquisitions completed during 1998.

    Non-cash compensation expense

    Non-cash compensation expense increased to $1.9 million in 1998 from approximately $0.1 million in 1997. This increase was due, primarily, to a one-time compensation charge of $1.8 million that was incurred in the second quarter of 1998 as a result of the grant of fully vested options to purchase 1,000,000 shares of Common Stock at an exercise price below the fair market value of the Common Stock on the date of grant. These options were granted to an employee of Razorfish pursuant to an employment agreement entered into by Razorfish and the officer in connection with the acquisition by Razorfish of Avalanche Systems. See Item 1 - "Business--Other acquisitions."

    Income taxes

    Razorfish had income taxes of $4.8 million on pre-tax profits of $8.9 million during 1998. During 1997, Razorfish had income taxes of $3.3 million on pre-tax profits of $8.3 million. The differences in the effective tax rates during 1998 from the federal and state statutory rates are primarily the result of non-tax deductible expenses, including compensation charges incurred in connection with the grant of incentive stock options, the effects of changing from a Subchapter S corporation to a Subchapter C corporation, and amortization of intangibles in connection with the purchase acquisitions completed in 1998.

Quarterly results of operations

    The following table sets forth unaudited quarterly statement of operations data of Razorfish in millions for each of the four quarters during the two years ended December 31, 1999. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the unaudited information for the quarters presented. You should read this information in conjunction with the consolidated audited financial statements, including the notes thereto, included elsewhere in this Form 10-K. The results of operations for an quarter are not necessarily indicative of results that Razorfish may achieve for any subsequent periods.


                                                                            Quarters ended
                                      ----------------------------------------------------------------------------------------
                                      March       June        Sept.        Dec.       March        June        Sept.       Dec.
                                       31,         30,         30,         31,         31,          30,         30,        31,
                                      1998        1998        1998        1998        1999         1999        1999       1999
                                      -----       -----       -----       ----        -----        ----        -----      ----
Revenues.....................          18.1        22.0        21.2         22.5       32.6         40.0        44.9        52.7
 Project personnel costs.....           9.5        11.5        11.3         11.8       15.7         19.6        21.3        24.5
 Gross profit................           8.6        10.5         9.9         10.7       16.9         20.4        23.6        28.2
 Sales and marketing.........           1.3         1.5         1.7          1.8        2.2          2.7         3.6         4.0
 General and administrative..           4.8         5.7         6.0          6.0        8.9         10.9        12.9        15.7
 Merger-related costs........             -         0.8           -            -          -          3.5           -        21.2
Non-cash compensation expense             -         1.7         0.1            -          -            -         0.1           -
 Amortization of intangibles.             -           -           -          0.1        0.8          0.8         0.9         1.0
                                       ----        ----        ----         ----       ----         ----        ----        -----
 Income (loss) from opeations           2.5         0.8         2.1          2.8        5.0          2.5         6.1       (13.7)
 Other income, net...........             -           -         0.4          0.3        0.4          0.9         1.2         1.2
                                       ----        ----        ----         ----       ----         ----        ----        -----
 Income (loss) before income taxes      2.5         0.8         2.5          3.2        5.4          3.4         7.3       (12.5)
 Provision for income taxes             0.9         0.3         1.6          2.2        2.3          1.6         3.7        10.5
 Net income (loss)...........           1.6         0.5         0.9          0.9        3.1          1.8         3.6       (23.0)
                                       ====        ====        ====         ====       ====         ====        ====       =====

Liquidity and capital resources

    Prior to its initial public offering, Razorfish relied on borrowings under lines of credit provided by Omnicom to finance its working capital requirements and capital expenditures. (See "Lines of credit and other financings" below.) In 1999, Razorfish met its working capital requirements through cash generated from the proceeds of its initial public offering that was completed in April 1999.

    During 1999, i-Cube met its working capital requirements through cash generated from operations and from the proceeds of its initial public offering that was completed in June 1998. Prior to its initial public offering, i-Cube met its working capital requirements through cash generated from operations.

    Razorfish believes that cash generated by operations combined with the proceeds of its initial public offering will be sufficient to meet its working capital needs for the next twelve months.

    Net cash provided by (used in) operating activities

    Razorfish's net cash used by operating activities was $6.9 million for 1999 compared to cash provided by operating activities of $9.1 million for 1998. Net cash provided by operating activities was approximately $8.9 million for 1997. Cash used by operating activities was mainly due to the loss from operations of $14.5 million for the year, an addback of $6.9 million for depreciation and non-cash compensation expense and an increase in accounts receivable and unbilled revenues of $17.3 million and $12.3 million, respectively, which was partially offset by an increase in accounts payable and accrued expenses of $27.6 million. Net cash provided by operating activities in 1998 was primarily due to net income of $4.1 million, an addback of $4.0 million for depreciation and amortization and non-cash compensation expense, as well as an increase in accounts payable and accrued expenses of $4.1 million. These amounts were partially offset by an increase in unbilled revenues of $2.3 million and a decrease in deferred revenues of $3.8 million. Net cash provided by operating activities in 1997 was primarily due to net income of $4.9 million, an increase in deferred revenues of $3.3 million, as well as an increase in accounts payable and accrued expenses of $4.0 million. These amounts were partially offset by an increase in accounts receivable of $4.0 million.

    Net cash provided by (used in) investing activities

    Razorfish's net cash used in investing activities was $6.2 million in 1999 compared to cash used in investing activities of $15.8 million for 1998 and approximately $5.4 million for 1997. Net cash used in investing activities for 1999 was primarily due to the sale of marketable securities of $8.4 million offset by purchases of capital equipment of $9.3 million and $3.1 million used for acquisitions during the period. Net cash used in investing activities in 1998 was primarily used for the acquisition of five companies during this period of $4.6 million and the purchase of marketable securities of $10.8 million. Net cash used in investing activities in 1997 was primarily used for the purchase of computer equipment, furniture and fixtures and leasehold improvements of $5.5 million.

    Net cash provided by financing activities

    Razorfish's net cash provided by financing activities was $75.6 million for 1999. Net cash provided by financing activities was $30.3 million and approximately $4.1 million for 1998 and 1997, respectively. The increase in 1999 was primarily the result of proceeds of $48.3 million from Razorfish's initial public offering completed in April 1999 and proceeds of $25.3 million from the exercise of Communicade's 10% option in February 1999. (See "Lines of credit and other financings" below.) The increase in 1998 was primarily the result of proceeds of $27.9 million from i-Cube's initial public offering completed in June 1998.

    Capital expenditures, earn-out payments and rent expenses

    Razorfish's capital expenditures for 1999 were approximately $9.3 million compared to approximately $2.9 million for 1998. Capital expenditures were approximately $5.5 million for 1997. The increase in capital expenditures during 1999 was due primarily to leasehold improvements made to Razorfish's leased office space and to purchase computer hardware and software and furniture and fixtures. Razorfish does not have any material commitments for capital expenditures for the foreseeable future. In 1999, Razorfish made payments of approximately $0.3 million in connection with earn-out arrangements under certain acquisition agreements entered into in 1998. Razorfish may make additional payments in subsequent years pursuant to these agreements.

    Lines of credit and other financings

    In September 1996, Razorfish entered into a Shareholders Agreement with Communicade (f/k/a JWL Associates Corp.), a wholly owned subsidiary of Omnicom, and Messrs. Dachis and Kanarick, pursuant to which Omnicom agreed that, as long as it was a shareholder of Razorfish, it would provide Razorfish with a line of credit of up to $2.0 million for working capital purposes and a financing line of credit in connection with Razorfish's acquisition of "new media" companies. The Shareholders Agreement terminated upon the effectiveness of a new Stockholders Agreement entered into by Razorfish, Communicade, Spray Ventures and Messrs. Dachis and Kanarick in connection with the acquisition of Spray. Pursuant to the terms of the Stockholders Agreement, Communicade provided the working capital line of credit and the acquisition line of credit to Razorfish on the same terms and conditions as were set forth in the Shareholders Agreement. Razorfish repaid all outstanding amounts under the working capital line of credit in February 1999 with the proceeds from the exercise of the 10% option by Communicade described below. Razorfish repaid all outstanding amounts under the acquisition line of credit in April 1999 with the proceeds of its initial public offering. At the time Razorfish repaid this debt, there was a total of $4.0 million outstanding and the applicable interest rate was 5.95%. The Stockholders Agreement terminated on the closing of its initial public offering; accordingly, Razorfish no longer has available any line of credit.

    Pursuant to the terms of the Stockholders Agreement, Communicade was granted an option to purchase from Razorfish the number of shares of Common Stock equal to 10% of Razorfish's Common Stock on a fully diluted basis on the date the option is exercised. The purchase price per share upon exercise of the 10% option was equal to 80% of the price per share sold in Razorfish's initial public offering. In February 1999, Communicade exercised this option and purchased 3,953,620 shares of Common Stock. The aggregate purchase price that Communicade paid for these shares was approximately $25.3 million.

    At December 31, 1998, Spray had a loan of SEK 23,576,000 ($2.8 million based upon the December 31, 1998 exchange rate of SEK 8.1023 = $1.00) due to Spray Ventures. The terms and conditions of this loan were the same as Razorfish's borrowings from Omnicom. Razorfish repaid this loan in February 1999 with the proceeds of the 10% option.

Currency fluctuation and the euro conversion

    Razorfish does not believe that it is subject to material currency fluctuations as a result of its international operations. Revenues from the operations of its European subsidiaries are currently denominated primarily in the applicable local currencies. Razorfish does not plan to repatriate such revenues to the United States in the foreseeable future. Historically, Razorfish has not experienced any material changes in quarter-to-quarter operating results due to currency fluctuations. However, no assurance can be given that quarterly results will not be impacted in the future, for financial reporting purposes only, due to the conversion into dollars of non-dollar denominated revenues.

    Eleven of the fifteen member states of the European Union have agreed to adopt the euro as their common legal currency. On January 1, 1999, these members began the process of converting their native currencies to the euro, and on that date the euro commenced trading on currency exchanges and became available for non-cash transactions. For the period from January 1, 1999 to January 1, 2002, both the euro and the native currencies will be legal tender in the participating member states. During this period, the conversion rates for currencies will be determined by a formula that has been established by the European Commission. On January 1, 2002, new euro-denominated bills and coins will be fully deployed and all native bills and coins will be withdrawn by July 1, 2002.

    In addition, as of January 1, 1999, the new European Central Bank gained the authority to direct monetary policy with respect to the euro, including money supply and official interest rates for the euro. Some of the rules and regulations with regard to the euro have yet to be promulgated and completed by the European Commission.

    While the United Kingdom and Sweden, two of the countries in which Razorfish operates, are members of the European Union, they are not participating in the euro conversion; however, they may elect to convert to the euro at a later date. Risks related to the conversion to the euro may not impact Razorfish directly, but could have a materially adverse effect on its clients' businesses, which could have an indirect effect on their demand for Razorfish's services. Razorfish's management does not believe that the conversion to the euro will have a material or adverse impact on its business.

Year 2000

    In late 1999, Razorfish completed the implementation of its plans to become Year 2000 ready, through the final remediation and testing of its systems. As a result of those planning and implementation efforts, Razorfish has not experienced any significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Razorfish is not aware of any material problems resulting from Year 2000 issues, either with its services or internal systems, or with the products and services of third parties. Razorfish will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Recent accounting pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" which establishes accounting and reporting standards of derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB approved SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", which amends SFAS No. 133 to be effective for all fiscal quarters beginning after June 15, 2000. Razorfish does not expect the adoption of this standard to have a material effect on its operations, financial position or cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes". In March 2000, the SEC issued SAB 101A, "Amendment: Revenue Recognition in Financial Statements," which delays implementation of SAB 101 until Razorfish's second fiscal quarter of 2000. Razorfish will adopt SAB 101 and is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

    Razorfish's exposure to market risk is expected to be confined principally to its short-term available-for-sale securities, which have short maturities and, therefore, minimal and immaterial market risk.

    Razorfish expects to invest in equity securities of privately held companies for business and strategic purposes. For investments in which no public market exists, Razorfish's policy will be to regularly review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Razorfish expects to identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired.

Item 8.       Financial Statements and Supplementary Data

    The Consolidated Financial Statements, Financial Schedules, and the Report of the Independent Accountants which appear in Item 14 of this Annual Report on Form 10-K and the Supplementary Financial Information which appears in Item 7 of this Annual Report on Form 10-K are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    In November 1999, Razorfish changed its independent accountants from Arthur Andersen LLP to PricewaterhouseCoopers LLP. Razorfish's Audit Committee recommended and its Board of Directors approved the appointment of PricewaterhouseCoopers LLP as its independent accountants.

    During the fiscal years ended 1997 and 1998 and any subsequent interim period, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused them to make reference to the subject matter of the disagreement in its reports. Arthur Andersen's report on Razorfish's financial statements for the fiscal years ended December 31, 1998 and 1997 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

    The section labeled "Proposal No.1 Election of Directors" of the Registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, for the Registrant's annual meeting of stockholders is incorporated herein by reference.

Item 11.      Executive Compensation

    The section labeled "Proposal No.1 Election of Directors" of the Registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, for the Registrant's annual meeting of stockholders is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

    The section labeled "Proposal No.1 Election of Directors" of the Registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, for the Registrant's annual meeting of stockholders is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

    The section labeled "Certain Relationships and Related Transactions" of the Registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, for the Registrant's annual meeting of stockholders is incorporated herein by reference.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) Documents filed as a part of this Annual Report on Form 10-K:

        1. Financial Statements

        The following documents are filed as part of this Annual Report on Form 10-K:

        .   Report of Independent Accountants;

        .   Consolidated Balance Sheets as of December 31, 1998 and 1999;

        . Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999;

        . Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1998 and 1999;

        . Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999; and

        .   Notes to Consolidated Financial Statements


        2. Financial Statement Schedules.

        None of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required under the related instructions, and therefore such schedules are inapplicable and have been omitted.

        3. Exhibits.

Exhibit No.                         Description
-----------                         -----------

    2.1 Agreement and Plan of Merger, dated as of August 10, 1999, by and between Razorfish, Razorfish Merger Sub and i-Cube.(2)

    3.1 Certificate of Incorporation of Razorfish, Inc. (the "Company"), as amended.(2)

    3.2       By-laws of Razorfish.(1)

    4.1 Stockholders Agreement, dated as of October 1, 1998, among Razorfish, Spray Ventures, Communicade, Jeffrey A. Dachis and Craig M. Kanarick.(1)

    4.2 Amendment to Stockholders Agreement, dated February 3, 1999, among Razorfish, Spray Ventures, Communicade, Jeffrey A. Dachis and Craig M. Kanarick.(1)

    4.6 Regisration Rights Agreement, dated March 30, 1999, between Razorfish and Communicade Inc.(1)

    4.7       Specimen Common Stock Certificate of Razorfish.(1)

   10.1       The Amended and Restated 1997 Stock Option and Incentive Plan.(1)

   10.2       1999 Amended and Restated Stock Incentive Plan.(2)

   10.3 Employment Agreement, dated September 18, 1996, between Razorfish and Jeffrey A. Dachis.(1)

   10.4 Non-competitive Agreement, dated Septemeber 18, 1996, between Razorfish and Jeffrey A. Dachis.(1)

Exhibit No.                         Description
-----------                         -----------

   10.5 Employment Agreement, dated September 18, 1996, between Razorfish and Craig M. Kanarick(1)

   10.6 Non-competitive Agreement, dated September 18, 1996, between Razorfish and Craig M. Kanarick.(1)

   10.7 Employment Agreement, dated June 19, 1997, between Razorfish and Jean-Philippe Maheu.(1)

   10.8 Employment Agreement, dated June 1, 1997, between Razorfish and Evan Orensten.(1)

   10.9 Employment Agreement, dated October 1, 1998, between Razorfish and Per Bystedt.(1)

   10.10 Employment Agreement, dated October 1, 1998, between Razorfish and Jonas Svensson.(1)

   10.11 Employment Agreement, dated August 10, 1999, between Razorfish and Michael Pehl.

   10.12 Letter Agreement, dated as of August 9, 1999, between Razorfish and Lawrence P. Begley.

   10.13 Lease Agreement, dated October 28, 1996, between Razorfish and Man Yun Real Estate Corporation.(1)

   10.14 Lease Agreement, dated April 30, 1997, between Razorfish and Man Yun Real Estate Corporation.(1)

   10.15 Lease Agreement, dated December 23, 1998, between C.H.B.I. Razorfish Limited and the Mayor and Commonality and Citizens of the City of London.(1)

   10.16 Lease Agreement, dated March 10, 1998, between J&R Bechelli and Alpha Online, Inc., as amended by letter dated February 9, 1999.(1)

   10.17 Lease Agreement No. 731 100, dated April 12, 1996, between Spray (f/k/a Spray Interative Media Agency AB) and Bojner Estate AB ("Boyner") and the English translation thereof.(1)

   10.18 Lease Agreement No. 741 100, dated September 30, 1997, between Spray (f/k/a Spray Interative Media Agency AB) and Bojner Estate AB ("Bojner") and the English translation thereof.(1)

   10.19 Lease Contract No. 01009 001 024 ("Trygg-Hansa Lease"), dated April 30, 1998, between Spray and Trygg-Hansa ("Trygg-Hansa") and the English translation thereof.(1)

   10.20 Supplement No. 1, dated April 30, 1998, to Trygg-Hansa Lease and the English translation thereof.(1)

   10.21 Supplement No. 2, dated August 18, 1998, to Trygg-Hansa Lease and the English translation thereof.(1)

   10.22 Personal Guarantee for Premises, dated April 29, 1998, made by Lars T. Andersson and per Bystedt in favor of Trygg-Hansa with respect to Trygg-Hansa Lease and the English translation thereof.(1)

   10.23 Personal Guarantee for Premises, dated April 29, 1998, made by Johan Ihrfelt and Jonas Svensson in favor of Trygg-Hansa with respect to Trygg-Hansa Lease and the English translation thereof.(1)

   10.24 Rent Contract Covering Business Premises, dated February 3, 1998, between Spray Interactive Media AB and DEGI Deutsche Gesellschaft fur Immobilienfonds mbH and the English translation thereof.(1)

Exhibit No.                         Description
-----------                         -----------
   10.25 Rental Agreement for Office Space No. 910539, dated April 25, 1997, between Spray Interactive Media Oy and Valtion Kiinteistolaitos (State real property Authority)/Uusimaa ("State Real Property Authority") and the English translation thereof.(1)

   10.26 Rental Agreement for Office Space No. 910539, dated May 14, 1997, between Spray Interactive Media Oy and State Real Property Authority and the English translation thereof.(1)

   10.27      Lease Contract, dated June 17, 1998, between Spray
              Geelmuyden.Kiese A.S. and Kongensgate 2 ANS and the English translation thereof.(1)

   10.28 Subscription and Exchange Agreement, dated as of October 1, 1998, among Razorfish, Spray Ventures AB and Communicade.(1)

   10.29 First Amendment to the Subscription and Exchange Agreement, dated November 25, 1998, among Razorfish, Spray Ventures AB, Spray Network AB and Communicade.(1)

   10.30 Second Amendment to the Subscription and Exchange Agreement, dated December 10, 1998, among Razorfish, Spray Ventures AB, Spray Network AB and Communicade.(1)

   10.31 Stock Purchase Agreement, dated as of October 1, 1998, among Communicade, Jeffrey A. Dachis and Craig M. kanarick.(1)

   10.32 Stock Purchase Agreement, dated October 23, 1998, among Communicade and Spray Ventures AB.(1)

   10.33 Amendment to Stock Purchase Agreement, dated December 10, 1998, between Communicade and Spray Ventures AB.(1)

   10.34 Loan Agreement, dated September 18, 1996, between Razorfish and Omnicom Finance Inc.(1)

   10.35      Forms of Voting Agreements.(2)

   10.36 Letter Agreement dated August 8, 1995 between i-Cube and Silicon Valley Bank.(2)

   10.37 Promissory Note dated August 8, 1998 between i-Cube and Silicon Valley Bank.(2)

   10.38 Commercial Security Agreement dated August 8, 1995 between i-Cube and Silicon Valley Bank.(2)

   10.39 Negative Pledge Agreement dated August 8, 1995 between i-Cube and Silicon Valley Bank.(2)

   10.40 Letter Agreement dated October 7, 1996 between i-Cube and Silicon Valley Bank.(2)

   10.41      Promissory Note dated July 31, 1997 between i-Cube and Silicon
               Valley Bank.(2)

   10.42 Loan Modification Agreements between Registrant and Silicon Valley Bank dated August 6, 1996, August 7, 1996 and August 28, 1997, respectively.(2)

   10.43 Lease Agreement dated november 20, 1996 between i-Cube, RR&C Development Company and Patrician Associates, Inc.(2)

   10.44 Lease Agreement dated as of July 14, 1995 between i-Cube and Riverfront Office Park Joint Venture.(2)

Exhibit No.                         Descritption
----------                          ------------

   10.45 Amendment No. 1 to Lease Agreement dated as of July 14, 1995 between i-Cube and Riverfront Office Park Joint Venture.92)

   10.46      Sublease dated as of June 19, 1995 between i-Cube and MathSoft
              Inc.(2)

   18.1       Letter re:  Change in Certifying Accountant.(3)

   21.1       Subsidiaries of Razorfish.

   23.1       Consent of PricewaterhouseCoopers LLP.

   23.2       Consent of Arthur Andersen LLP.

   27.1       Financial Data Schedule.


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

(3) Filed as an exhibit to Razorfish's Report on Form 8-K/A that was filed with the Securities and Exchange Commission on December 10, 1999 and incorporated herein by reference.

(b) Reports on Form 8-K:

    The following reports on Form 8-K have been filed with the Securities and Exchange Commission:

    Form 8-K filed November 12, 1999, attaching the press release issued regarding the completion of the acquisition of i-Cube;

    Form 8-K filed November 16, 1999, relating to the acquisition of i-Cube and attaching the Agreement and Plan of Merger, dated August 10, 1999, with respect thereto, and incorporating by reference to Razorfish's Registration Statement on Form S-4 as filed with and declared effective by the Securities and Exchange Commission on October 1, 1999 (File No. 333-87031) certain i-Cube audited financial statements and unaudited pro forma pooled financial information;

    Form 8-K filed December 1, 1999, relating to the change in Razorfish's certifying public accountants from Arthur Anderson LLP to PricewaterhouseCoopers LLP;

    Form 8-K filed December 15, 1999, relating to the acquisition of Lee Hunt, and attaching the Agreement and Plan of Merger, dated November 30, 1999, and a press release of Razorfish, each with respect thereto;

    Form 8-K/A filed November 18, 1999, amending the Form 8-K filed September 16, 1999, relating to the acquisition of Fuel and Tonga, and attaching certain audited financial statements of Fuel and Tonga and unaudited pro forma condensed combined financial information; and

    Form 8-K/A filed December 10, 1999, amending the Form 8-K filed December 1, 1999, relating to the change in Razorfish's auditors, and attaching the letter from Arthur Anderson to the Securities and Exchange Commission in compliance with Item 304 of Regulation S-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RAZORFISH INC.

                                           By:/s/ JEFFREY A. DACHIS
                                              ----------------------
                                                  Jeffrey A. Dachis
                                         President and Chief Executive Officer
                                             (Principal Executive Officer)

Date:  March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Name and Signatures                   Title                             Date
     -------------------                   -----                             ----

/s/ JEFFREY A. DACHIS        President, Chief Executive Officer,        March 30, 2000
-------------------------    Treasurer & Director

/s/ SUSAN BLACK              Interim Chief Financial Officer and        March 30, 2000
-------------------------    Executive Vice President
                             Mergers & Acquisitions, Integration &
                             Treasury
                             (Chief Financial and Accounting Officer)

/s/ CRAIG M. KANARICK        Chief Scientist, Vice Chairman of the      March 30, 2000
-------------------------    Board, Secretary & Director

/s/ PER I.G. BYSTEDT         Chairman of the Board and Director         March 30, 2000
-------------------------

/s/ JONAS S.A. SVENSSON      Vice Chairman of the Board and Director    March 30, 2000
-------------------------

/s/ MICHAEL PEHL             Chief Operating Officer and Director       March 30, 2000
-------------------------

/s/ CARTER F. BALES          Director                                   March 30, 2000
-------------------------

 /S/ KJELL A. NORDSTROM      Director                                   March 30, 2000
-------------------------
KJELL A. NORDSTROM

                             Director                                   March 30, 2000
-------------------------
JOHN WREN

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Razorfish, Inc:

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Razorfish, Inc. and subsidiaries at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and International Integration Incorporated, Lee Hunt Associates, Inc. and TS Design, Inc. in transactions accounted for as a pooling of interests, as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of Razorfish, Inc. prior to its above mentioned mergers, which statements reflect total assets of $12,085,000 as of December 31, 1998, and total revenues of $13,843,000 and $3,618,000 for each of the two years in the period ended December 31, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Razorfish, Inc. as of and for the periods described above, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.





Boston, Massachusetts                                 PricewaterhouseCoopers LLP
February 15, 2000

                        RAZORFISH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                                  December 31,
                                                                                                  ------------
                                                                                               1998          1999
                                                                                             --------      --------
                                        ASSETS
                                        ------
CURRENT ASSETS:
     Cash and cash equivalents........................................................       $ 36,628        $ 98,798
        Short-term investments........................................................          8,353            --
     Accounts receivable, net of allowance for doubtful accounts of $406 and
                 $1,416, at December 31, 1998 and 1999, respectively                            9,883        30,420
     Unbilled revenues................................................................          3,343        15,667
     Prepaid expenses and other current assets........................................          1,776         3,731
     Deferred tax assets..............................................................          1,005         1,225
     Due from affiliate...............................................................            601         3,523
                                                                                             --------      --------
          Total current assets........................................................         61,589       153,364
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of                     9,268        15,428
                 $3,828 and $6,914 at December 31, 1998 and 1999, respectively
INTANGIBLES, net of accumulated amortization of $109 and $3,641, at December 31,
     1998 and 1999, respectively                                                                3,463        79,233
DEFERRED REGISTRATION COSTS...........................................................            564            --
LOAN TO AFFILIATE.....................................................................             --         2,250
OTHER ASSETS . .......................................................................            947         1,315
 .....................................................................................       --------    --------
          Total assets................................................................       $ 75,831      $251,590
                                                                                             ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
CURRENT LIABILITIES:
     Due to affiliate.................................................................         $  703       $    97
     Accounts payable and accrued expenses............................................         12,746        36,086
     Income taxes payable.............................................................            751         9,132
     Deferred revenues................................................................          5,443         2,464
     Deferred rent....................................................................            273           604
     Current portion of long-term obligations.........................................          1,592           682
     Deferred tax liabilities.........................................................          1,199            --
                                                                                               ------       -------
          Total current liabilities...................................................         22,707        49,065
LONG-TERM OBLIGATIONS.................................................................          6,820         1,760
DEFERRED TAX LIABILITY................................................................            191           191
OTHER LIABILITIES.....................................................................            306         2,221
                                                                                               ------       --------
          Total liabilities...........................................................         30,024        53,237

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY:
     Preferred stock $.01 par value, 10,000,000 shares authorized; none issued
        or outstanding................................................................             --            --
     Common stock:
     Class A $.01 par value; 200,000,000 shares authorized; 52,704,336 and
        88,811,621 issued at December 31, 1998 and 1999, respectively.................            527           888
     Class B, $.01 par value; 50 shares authorized; 0 and 50 issued and outstanding at             --            --
        December 31, 1998 and 1999, respectively
     Receivable from stockholder......................................................           (533)         (533)
     Additional paid-in capital.......................................................         32,809       200,297
     Accumulated other comprehensive income...........................................            189             6
     Retained earnings (deficit)......................................................         12,815        (1,717)
     Treasury stock at cost; 0 and 73,584 shares at December 31, 1998 and
        1999, respectively............................................................             --          (588)
                                                                                               ------      --------
    Total stockholders' equity........................................................         45,807       198,353
                                                                                              -------      --------
          Total liabilities and stockholders' equity..................................        $75,831      $251,590
                                                                                              =======      ========



              The accompanying notes are an integral part of these consolidated financial statements.

                        RAZORFISH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                               For the Years Ended December 31,
                                               --------------------------------
                                               1997         1998          1999
                                               ----         ----          ----
Revenues ..................................  $56,169     $ 83,863    $  170,179
Project personnel costs ...................   27,518       44,154        81,042
                                             ----------  ----------    --------
     Gross profit .........................   28,651       39,709        89,137

   Sales and marketing ....................    4,038        6,281        12,567
   General and administrative .............   16,345       22,516        48,508
   Merger related costs ...................          --       786        24,566
   Non-cash compensation expense ..........       79        1,937           189
   Amortization of intangibles ............          --       109         3,532
                                             ----------  ----------    --------

Income (loss) from operations .............    8,189        8,080          (225)
Other income, net .........................       79          838         3,753
                                             ----------  -----------   --------
        Income before income taxes ........    8,268        8,918         3,528

Provision for income taxes ................    3,287        4,843        18,060
                                             ----------  -----------   --------
     Net income (loss) ....................  $ 4,981     $  4,075     $ (14,532)
                                             ==========  ============  ========

Earnings (loss) per share:
          Basic ...........................  $     0.11  $      0.08 $       (0.17)
                                             ==========  ===========   ========
          Diluted .........................  $     0.10  $      0.07 $       (0.17)
                                             ==========  ===========   ========

Weighted average common shares outstanding:
          Basic ...........................   46,192       50,054      83,129
                                             ==========  ===========   ========
          Diluted .........................   51,360       58,113     83,129
                                             ==========  ===========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                        RAZORFISH, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (in thousands, except share and per share data)


                                                    Class A               Class B                            Additional
                                                  Common Stock          Common Stock    Treasury Stock         Paid-in
                                               Shares       Amount    Shares    Amount  Shares   Amount        Capital
                                               ------       ------    ------    ------  ------   ------        -------

Balance at December 31, 1996                18,181,812      $182         -        -        -       -         $     173

   Pooling of interests with                26,136,462       261         -        -        -       -               525
    International Integration, Inc.
   Pooling of interests with TS Design, Inc.   180,000         2         -        -        -       -                 2
   Pooling of interests with Lee Hunt
    Associates, Inc.                         1,250,000        12         -        -        -       -                80
                                            --------------------------------------------------------------------------

Balance at December 31, 1996 as restated    45,748,274       457         -        -        -       -               780

   Common stock issued to employees            960,761        10         -        -        -       -               684
   Common stock option compensation                  -         -         -        -        -       -                66
   Tax benefit due to stock option exercise          -         -         -        -        -       -               590
   Acquisition of treasury stock                     -         -         -        -   (5,252)  $  (7)               (1)
   Unrealized gain on marketable securities          -         -         -        -        -       -                 -
   Foreign currency translation adjustment           -         -         -        -        -       -                 -
   Net income                                        -         -         -        -        -       -                 -

                                            --------------------------------------------------------------------------
Balance at December 31, 1997                46,709,035       467         -        -   (5,252)     (7)            2,119

   Acquisition of treasury stock                     -         -         -        -    1,000    (500)                -
   Common stock issued to employees          1,436,552        14         -        -    4,252     507               515
   Common stock option compensation                  -         -         -        -        -       -             1,937
   Tax benefit due to stock option exercise          -         -         -        -        -       -               342
   Proceeds from common stock offering       4,558,750        46         -        -        -       -            27,831
   Unrealized gain on marketable securities          -         -         -        -        -       -                 -
   Foreign currency translation adjustment           -         -         -        -        -       -                 -
   Capital contribution                              -         -         -        -        -       -                65
   Net income                                        -         -         -        -        -       -                 -

                                            --------------------------------------------------------------------------
Balance at December 31, 1998                52,704,336       527         -        -        -       -            32,809

   Acquisition of treasury stock                     -         -         -        -  (73,584)   (588)                -
   Common stock issued to employees          4,101,732        41         -        -        -       -             7,871
   Common stock option compensation                  -         -         -        -        -       -               109
   Tax benefit due to stock option                   -         -         -        -        -       -             1,375
   Proceeds from common stock offering       6,900,000        69         -        -        -       -            48,253
   Foreign currency translation adjustment           -         -         -        -        -       -                 -
   Shares issued in connection with the
   exercise of stock options by              3,953,620        40         -        -        -       -            25,263
   Shares issued in connection with the
   purchase of Spray Network AB             19,762,068       198        50        -        -       -            54,742
   Shares issued in connection with the
   purchase of Fuel/Tonga, Inc.              1,312,000        13         -        -        -       -            20,077
   Shares issued in connection with the
   purchase of Conduit Communications,          77,865         -         -        -        -       -             9,798
   Net loss                                          -         -         -        -        -       -                 -
                                            --------------------------------------------------------------------------

Balance at December 31, 1999                88,811,621      $888        50        -  (73,584)  $(588)        $ 200,297
                                            ==========================================================================



 The accompanying notes are an integral part of these consolidated financial statements

                        RAZORFISH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except per share data)

                                                           Accumulated          Note
                                             Retained         Other           Receivable         Total
                                             Earnings     Comprehensive          From        Stockholders
                                            (Deficit)         Income          Stockholder       Equity
                                             ---------    -------------       -----------    ------------

Balance at December 31, 1996                  $    (74)           -                -           $  281

   Pooling of interests with                     3,690           $6                -            4,482
    Internatiional Integration, Inc.
   Pooling of interests with TS Design Inc.        (91)           -                -              (87)
   Pooling of interests with Lee Hunt                -
    Associates, Inc.                               234          (65)               -              261


Balance at December 31, 1996 as restated         3,759          (59)               -            4,937

   Common stock issued to employees                  -            -        $    (533)             161
   Common stock option compensation                  -            -                -               66
   Tax benefit due to stock option exercise          -            -                -              590
   Acquisition of treasury stock                     -            -                -               (8)
   Unrealized gain on marketable securities          -           51                -               51
   Foreign currency translation adjustment           -            1                -                1
   Net income                                    4,981            -                -            4,981

                                              --------        -----        ---------         --------
Balance at December 31, 1997                     8,740           (7)            (533)          10,779

   Acquisition of treasury stock                     -            -                -             (500)
   Common stock issued to employees                  -            -                -            1,036
   Common stock option compensation                  -            -                -            1,937
   Tax benefit due to stock option exercise          -            -                -              342
   Proceeds from common stock offering               -            -                -           27,877
   Unrealized gain on marketable securities          -           30                -               30
   Foreign currency translation adjustment           -          166                -              166
   Capital contribution                              -            -                -               65
   Net income                                    4,075            -                -            4,075

                                              --------        -----        ---------         --------
Balance at December 31, 1998                    12,815          189             (533)          45,807

   Acquisition of treasury stock                     -            -                -             (588)
   Common stock issued to employees                  -            -                -            7,912
   Common stock option compensation                  -            -                -              109
   Tax benefit due to stock option exeercise         -            -                -            1,375
   Proceeds from common stock offering               -            -                -           48,322
   Foreign currency translation adjustmen            -         (183)               -             (183)
   Shares issued in connection with the
   exercise of stock options by Communicade          -            -                -           25,303
   Shares issued in connection with the
   purchase of Spray Network, AB                     -            -                -           54,940
   Shares issued in connection with the
   purchase of Fuel/Tonga, Inc.                      -            -                -           20,090
   Shares issued in connection with the
   purchase of Conduit Communications, Inc           -            -                -            9,798
   Net loss                                    (14,532)           -                -          (14,532)

                                              --------        -----        ---------         --------
Balance at December 31, 1999                  $ (1,717)          $6        $    (533)       $ 198,353
                                              ========        =====        =========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                        RAZORFISH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                            For the Years Ended December 31,
                                                                                            --------------------------------
                                                                                            1997         1998            1999
                                                                                            ----         ----            ----


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................................................                $ 4,981      $ 4,075        $(14,532)
  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
    Allowance for doubtful accounts.......................................                    135           67          1,010
    Depreciation and amortization.........................................                  1,064        2,015          6,803
    Non-cash common stock option compensation.............................                     66        1,937            109
    Loss on disposal of fixed assets......................................                    221           --             --
    Non-cash capital contribution.........................................                     --           65             --
    Tax benefit due to stock option exercise..............................                    590          342          1,375
    Increase in deferred tax assets.......................................                   (349)        (431)          (220)
Change in operating assests and liabilities, net of acquisitions:
    Decrease (increase) in accounts receivable............................                 (4,063)       1,551         17,304
    Increase in employee receivable...................................                       (141)          --             --
    Increase in unbilled revenues.........................................                 (1,149)      (2,263)        12,324
    Increase in prepaid expenses and other current assets.................                   (566)        (310)        (1,955)
    Increase in due from affiliate........................................                     --         (601)        (2,922)
    Increase in other assets..............................................                    (40)         (59)          (368)
    Increase in accounts payable and accrued expenses.....................                  4,048        4,108         27,584
    Increase (decrease) in deferred revenues..............................                  3,270       (3,831)        (2,979)
    Increase (decrease) in deferred tax liabilities.......................                    779        1,196         (1,199)
    Increase (decrease) in income taxes payable...........................                   (201)         707          8,381
    Increase in deferred rent.............................................                    187           86            331
    Increase (decrease) in other liabilities..............................                     89          (58)         1,915
    Increase (decrease) in due to related party...........................                     --          500           (606)
                                                                                           ------       ------        -------
      Net cash provided by (used in) operating activities.................                  8,921        9,096         (6,901)
                                                                                          -------      -------    ----------------
CASH FLOWS FROM
    Capital expenditures..................................................                 (5,544)      (2,946)        (9,284)
    Proceeds from sale of fixed assets....................................                     25           --             --
    Proceeds from sale of marketable securities...........................                    201        2,500          8,353
    Purchase of marketable securities.....................................                   (100)     (10,802)            --
    Loan to affiliate.....................................................                     --           --         (2,250)
  Acquisitions of subsidiaries, net of cash acquired......................                     --       (4,561)        (3,055)
                                                                                          -------      -------         ------
      Net cash (used in) provided by investing activities.................                 (5,418)     (15,809)        (6,236)
                                                                                          -------      -------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred registration costs.............................................                     --         (564)            564
  Proceeds (payments) from/to long-term obligations.......................                  3,929        2,494          (5,970)
  Proceeds (payments) from/to officer's loan..............................                     42          (53)             --
    Proceeds from common stock offerings..................................                     --       27,877          48,322
    Proceeds from exercise of Communicade's 10% option....................                     --           --          25,303
    Proceeds from exercise of stock options ..............................                    161        1,036           7,912
  Acquisition of treasury stock...........................................                    (8)         (500)           (588)
                                                                                          ------       -------         -------
      Net cash provided by financing activities...........................                 4,124        30,290          75,542
                                                                                          -------      -------         -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..............                   (44)           14            (235)
                                                                                          -------      -------         -------
      Net increase in cash and cash equivalents...........................                  7,583       23,591          62,170
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................                  5,454       13,037          36,628
                                                                                          -------      -------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................              $  13,037      $36,628       $  98,798
                                                                                        =========      =======       =========




The accompanying notes are an integral part of these consolidated financial statements.

                        RAZORFISH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Razorfish, Inc. (''Razorfish''), together with its wholly owned subsidiaries (the ''Company''), is a leading provider of global digital solutions. Digital solutions are business solutions that use digital technologies to enhance communications and commerce between businesses and their consumers, suppliers, employees, and other partners. These digital solutions utilize a wide variety of platforms, including the World Wide Web, wireless, broadband, and satellite communications and a variety of digital devices and information appliances, including desktop PCs, mobile phones, pagers, personal digital assistants, and backend ERP and legacy systems. The Company thereby creates for its clients digital solutions and designs to help them fundamentally re-architect their business models and identify and improve communications and commerce opportunities. Razorfish currently has offices in New York, Boston, Los Angeles, San Francisco, Amsterdam, Hamburg, Helsinki, London, Mannheim, Oslo, and Stockholm.

    On January 12, 2000, the Board of Directors authorized a 2-for-1 stock split of the Company's Class A common stock effected as a 100% stock dividend on January 27, 2000 for stockholders of record on January 20, 2000. All references in the accompanying consolidated financial statements and footnotes have been retroactively restated to give effect to this stock split.

A summary of the Company's significant accounting policies follows:

(a) Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, specifically for the allowance for doubtful accounts for accounts receivable, the useful lives of fixed assets and the estimates for percentage of completion for revenue recognition and intangible assets, that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) Principles of Consolidation

    The consolidated financial statements reflect the operations of Razorfish and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(c) Foreign Currency Translation

    All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholders' equity in the accompanying consolidated financial statements.

(d) Revenue Recognition

    Revenues are recognized for time and materials-based arrangements and fixed-fee arrangements on the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. The cumulative impact of any revision in estimates of the cost to complete and losses on projects in process are reflected in the period in which they become known. Revenues exclude reimbursable expenses charged to customers. Revenues from maintenance contracts are deferred and recognized ratable over the contractual periods during which services are performed.

    Unbilled revenues represent labor costs incurred and estimated earnings, and production in excess of contractual billings to-date. Deferred revenues represent billings of production and other client reimbursable out-of-pocket costs in excess of revenues recognized to-date.

(e) Significant Customers and Concentration of Credit Risk

    For the years ended December 31, 1998 and 1999, no client accounted for more than 10% of revenue. For the year ended December 31, 1997 one client accounted for 14% of total revenues.

    Financial instruments that subject the Company to credit risks consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, and other information. To date, such losses have been within management's expectations. As of December 31, 1998, approximately 12% of the Company's accounts receivable were due from one client. As of December 31, 1999 no client accounted for more than 10% of the Company's accounts receivable.

(f) Cash and Cash Equivalents

    Cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased. At December 31, 1998 and 1999, cash and cash equivalents include overnight repurchase agreements of $12,525 and $6,100, respectively. Due to the short-term nature of these agreements, the Company does not take possession of the underlying collateral, U.S. Government Agency notes, which are held by the bank.

    The Company invests in only high quality, short-term investments, all of which are classified as available for sale at December 31, 1998. Short-term investments are recorded at fair market value, which approximates cost. The cost of securities sold is based on the specific identification method. Gross realized and unrealized gains or losses were not significant as of December 31, 1998. All available for sale securities have maturities of less than one year. The Company did not hold any available for sale securities at December 31, 1999.

(g) Property and Equipment

    Property and equipment are stated at cost, net of accumulated depreciation and amortization. Leasehold improvements and equipment held under capital leases are amortized utilizing the straight-line method over the lesser of the estimated useful life of the asset or the lease term. Upon retirement or disposal, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. The Company provides for depreciation of other fixed assets over their estimated useful lives, using the straight-line method, as follows:


    Asset Classification                                  Estimated Useful Life
    --------------------                                  ---------------------
    Building...........................................           20 years
    Computers and equipment............................          3-8 years
    Furniture and fixtures.............................            5 years


(h) Intangible Assets

    Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, is included in intangible assets and is presently being amortized over a period of 20 years on a straight-line basis. Customer lists and work force are being amortized over a period of 6 years and 16 years, respectively. Management has evaluated the amortization periods in the current period and has determined that no impairment currently exists. These amortization periods will be evaluated by management on a continuing basis, and will be adjusted if the lives of the related intangible assets are impaired.

    (i) Accounting for Long-Lived Assets

    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of December 31, 1998 and 1999.

    (j) Stock-Based Compensation

    In 1996, the Company adopted the provisions of SFAS No. 123, ''Accounting for Stock-Based Compensation,'' and elected to continue the accounting set forth in Accounting Principles Board No. 25, ''Accounting for Stock Issued to Employees,'' and to provide the necessary pro forma disclosures as if the fair value method had been applied (Note 11).

    (k) Earnings Per Share

    Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents using the treasury stock method.

    (l) Income Taxes

    The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases for operating profit and tax liability carryforward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs.

    (m) Comprehensive Income

    The Company accounts for comprehensive income (loss) under SFAS No. 130, ''Reporting Comprehensive Income.'' This statement established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:

                                             For the Years Ended December 31,
                                             --------------------------------
                                                 1997        1998       1999
                                                 ----        ----       ----


Net income (loss)........................... $  4,981    $ 4,075   $(14,532)
Unrealized gain on marketable securities           51         30         --
Foreign currency translation adjustment.....        1        166       (183)
                                             --------    -------   --------
     Comprehensive income (loss)............ $  5,033    $ 4,271   $(14,715)
                                             ========    =======   ========


    (n) Segment Reporting

    The Company discloses business segments under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements, and required those enterprises to report selected information about operating segments in interim financial statements. It also required disclosures about products and services, geographic areas, and major customers.

    The Company is a provider of global digital solutions. The Company evaluated its business activities that are regularly reviewed by executive management and Board of Directors for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one operating segment.

    A summary of the Company's operations by geographical area for the years ended December 31, 1997, 1998 and 1999 and as of December 31, 1998 and 1999 is presented below:

                                                         United States      Europe    Consolidated
                                                         -------------      ------    ------------
    Revenues for the year ended December 31,
                                              1997             $ 40,149      $16,020       $ 56,169
                                              1998             $ 62,062      $21,801       $ 83,863
                                              1999             $109,692      $60,487       $170,179

    Long-lived assets at December 31,
                                              1998             $  9,368      $ 4,874       $ 14,242
                                              1999             $ 89,180      $ 9,046       $ 98,226



    (o) New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ''Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issues SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material effect on the Company's results of consolidated operations, financial position, or cash flows.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes". In March 2000, the SEC issued SAB 101A, "Amendment: Revenue Recognition in Financial Statements," which delays implementation of SAB 101 until Razorfish's second fiscal quarter of 2000. Razorfish will adopt SAB 101 and is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.

    (p) Reclassifications

        Certain prior year amounts have been reclassified to conform to current year presentation.

    2. ACQUISITIONS

Avalanche Solutions, Inc. and Avalanche Systems, Inc.

    In January 1998, the Company purchased a 66 2/3% ownership interest of a newly formed corporation, Avalanche Solutions, Inc. (''Avalanche Solutions''). In connection with this transaction, Avalanche Solutions acquired substantially all of the assets of Avalanche Systems, Inc. (''Avalanche Systems'') from Fleet Bank National Association and Fleet Bank Capital Corporation in a foreclosure sale. These assets were seized from Avalanche Systems, whose stockholders were the founders and holders of the remaining 33 1/3% of the capital stock of Avalanche Solutions. In April 1998, the founders of Avalanche Solutions surrendered their aggregate 33 1/3% ownership interest in Avalanche Solutions to the Company. The total cash consideration for all stock and net assets acquired was approximately $1,294.

    These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the respective acquisition dates. As a result of these acquisitions, the Company has recorded goodwill of approximately $789, which is the excess cost of net assets acquired and is being amortized over a useful life of 20 years.

    Furthermore, the Company entered into an employment agreement with one of the former of Avalanche Solutions. The employment agreement has a term through December 2001 and includes a signing bonus and base compensation. In addition, this former shareholder received fully vested options to purchase 1,000,000 and 26,912 shares of Common Stock of the Company at an exercise price of $0.50 and $5.00, respectively, per share. This former shareholder is an executive officer of Razorfish. In December 1998, he exercised options to purchase 1,000,000 shares of Common Stock for an aggregate purchase price of $500. In the opinion of management, based upon a third-party valuation using the Black-Scholes Option Pricing Model, the exercise price was deemed to be lower than the fair market value per share of the Company's Common Stock at the grant date and, as such, the Company recorded compensation expense of $1,865 for the year ended December 31, 1998.

CHBi Limited

    In May 1998, the Company acquired all of the outstanding stock of London-based CHBi Limited and, concurrently with the acquisition, CHBi Limited changed its name to CHBi Razorfish Ltd. The Company paid total cash consideration of approximately $2,028 for the purchase of CHBi Limited. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible net assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $1,972, which is the excess cost of net assets acquired and is being amortized over a useful life of 20 years. Furthermore, the CHBi Limited Purchase Agreement calls for certain cash earn-out payments to the former stockholders based upon the achievement of targeted operating performance of CHBi Razorfish Ltd. through May 2001. In November 1999, Razorfish paid $316 as the first earn-out payment which resulted in additional purchase price and an adjustment to goodwill. Future earn-out payments, if any, will be recorded as additional purchase price and will result in an adjustment to goodwill.

Plastic

    In June 1998, the Company formed a subsidiary, Razorfish San Francisco, Inc. (''Razorfish San Francisco''), which acquired substantially all of the net assets of Alpha Online, Inc. d/b/a Plasticweb and Plastic (''Plastic''). In consideration for the net assets acquired, the Company paid approximately $686 in cash. The acquisition of the assets has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible net assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $305, which is the excess cost of net assets acquired and is being amortized over a useful life of 20 years. Furthermore, the Plastic Purchase Agreement calls for certain cash earn-out payments to the former stockholders based upon the achievement of targeted operating performance of Razorfish San Francisco through December 2001. No earn-out amounts have been earned to date. Future earn-out payments, if any, will be recorded as additional purchase price and will result in an adjustment to goodwill.

Media

    In July 1998, the Company formed a subsidiary, Razorfish Los Angeles, Inc. (''Razorfish Los Angeles''), which acquired substantially all of the net assets of Titus Anspach Group, LLC d/b/a Media (''Media''). In consideration for the net assets acquired, the Company paid approximately $256 in cash. The acquisition of the assets has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $223, which is the excess cost of net assets acquired and is being amortized over a useful life of 20 years. Furthermore, the Media Purchase Agreement calls for certain cash earn-out payments to the former stockholders based upon the achievement of targeted operating performance of Razorfish Los Angeles through December 2001. No earn-out amounts have been earned to date. Future earn-out payments, if any, will be recorded as additional purchase price and will result in an adjustment to goodwill.

Sunbather

    In October 1998, the Company acquired substantially all of the assets of London-based Sunbather Limited (''Sunbather''), from an administrator appointed for Sunbather. The net assets were acquired for cash consideration of approximately $290. This acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition the Company recorded goodwill of approximately $272, which is the excess cost of net assets acquired and is being amortized over a useful life of 20 years.

Spray Network AB

    In January 1999, the Company acquired all of the issued and outstanding shares of capital stock of Spray Network AB (''Spray'') from Spray Ventures AB and Communicade Inc. (''Communicade'', a wholly owned subsidiary of Omnicom Group, Inc.) in exchange for an aggregate of 19,762,068 shares of the Company's Common Stock and 50 shares of the Company's non-voting Class B Common Stock (the ''Spray Acquisition''). In addition, Communicade received an option to purchase up to 10% of Razorfish common stock pursuant to a Stockholders Agreement. The shares of Common Stock issued represented 50% of the shares of the Company's Common Stock on a fully diluted basis immediately following the Spray Acquisition. As a result of this acquisition the Company recorded goodwill of approximately $45,604, which is the excess cost of net assets acquired and is being amortized over a useful life of 20 years. The Company allocated purchase price of $7,600 to customer lists which is being amortized over a useful life of 16 years and allocated purchase price of $900 to workforce which is being amortized over a useful life of 6 years.

    In addition, simultaneously with the Spray Acquisition, Messrs. Dachis and Kanarick, the founders of Razorfish, sold 727,272 shares of Common Stock to Communicade, which represented 4% of the outstanding shares of Common Stock on a fully-diluted basis at the time of purchase. In addition, the Company entered into employment agreements with certain executives of Spray Network AB.

Razorfish AB Subsidiaries

    In the second quarter, 1999, Razorfish purchased the remaining 15% of Razorfish Oy, its Finnish subsidiary, approximately 24% of Razorfish AG, its German subsidiary, and 15% of Razorfish AS, its Norwegian subsidiary for a total of $1,370 and a grant of 120,000 stock options with an exercise price equal to the fair market value of the Company's Class A common stock on the date of grant. In the Razorfish AS purchase, Razorfish also agreed to repay certain capital contributions and loans over the next three years. In October 1999, Razorfish purchased the remaining minority interests of Razorfish AS in exchange for a grant of 88,500 stock options with an exercise price equal to the fair market value of the Company's Class A common stock on the date of the grant.

Electrokinetics, Inc.

    In June 1999, the Company acquired substantially all of the assets of the New York-based company, Electrokinetics, Inc. In consideration for the assets acquired, the Company paid approximately $847 in cash. In addition, the Company entered into employment agreements with certain executives of Electrokinetics, Inc. As a result of this acquisition the Company recorded goodwill of approximately $654, which is the excess cost of net assets acquired and is being amortized over a useful life of 20 years.

Fuel Inc./Tonga Inc.

    On September 16, 1999, Razorfish acquired all of the outstanding stock of Los Angeles-based Fuel, Inc. and Tonga, Inc. Under the terms of the acquisition, Razorfish issued 1,312,000 shares of its Common Stock and paid $750 in cash to Fuel and Tonga's sole stockholder in exchange for the entire equity interest in Fuel and Tonga. The Fuel and Tonga purchase agreement calls for a stock or cash earn-out payment to the former stockholder, based upon the achievement of certain revenue levels for 1999. As a result of this acquisition the Company recorded goodwill of approximately $21,484, which is the excess cost of net assets acquired and is being amortized over a useful life of 20 years.

    These acquisitions have been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible acquired and liabilities assumed on the basis of their respective fair values on the respective acquisition dates. Costs in excess of net assets acquired were recorded as intangible assets as follows:


                                                   Avalanche
                                                   ---------
                                                   Systems/
                                                   --------
                                                   Avalanche         CHBi                                                 Electro-
                                                   ---------         ----                                                 --------
                                          Spray    Solutions      Limited    Plastic     Media    Sunbather   Fuel/Tonga  kinetics
                                          -----    ---------      -------    -------     -----    ---------   ----------  --------
Accounts receivable .............      $  1,725       $   86      $   463       $238      $ --      $  --      $   426      $ 55
Fixed assets ....................         1,436           --           44        133        33         18          593       204
Other assets ....................         3,359          419           --         10        --         --          273        21
Intangible assets ...............        54,104          789        2,288        305       223        272       21,484       654
Current liabilities .............        (5,684)          --         (451)        --        --         --       (1,936)      (87)
                                       --------       ------      -------       ----      ----      -------    -------      -----
   Total purchase price.........       $ 54,940       $1,294      $ 2,344       $686      $256      $ 290      $20,840      $847
                                       ========       ======      =======       ====      ====      =======    =======      ====

    On November 2, 1999, Razorfish acquired all of the outstanding common stock of International Integration Inc., "i-Cube". This acquisition was completed by the exchange of 0.875 shares of Razorfish Class A Common Stock for each share of i-Cube common stock that was outstanding immediately prior to the acquisition. Razorfish issued a total of 36,069,224 shares of Common Stock to the former i-Cube stockholders and assumed options to purchase approximately 12,103,000 shares of Common Stock in connection with this transaction.

    On December 1, 1999, Razorfish acquired all of the outstanding capital stock of TS Design, Inc. in exchange for 180,000 shares of Razorfish Class A Common Stock.

    On December 1, 1999, Razorfish acquired all of the outstanding capital stock of Lee Hunt Associates, Inc. in exchange for 1,250,000 shares of Razorfish Class A Common Stock.

    The acquisitions of i-Cube, TS Design, Inc., and Lee Hunt Associates, Inc. were accounted for as a pooling of interests. The Company's historical consolidated financials have been restated to reflect the combined financial position and results of operations and of cash flows of Razorfish, i-Cube, TS Design, Inc., and Lee Hunt Associates, Inc. for all periods presented.

    The results of operations for Razorfish, i-Cube, TS Design, and Lee Hunt on a separate company basis for the periods preceding the acquisitions are summarized below:

                                        For the            9 Months
                                      Years Ended            Ended
                                      December 31,        September 30,
                                  --------------------    -------------
                                   1997         1998         1999
                                  -------      -------    -------------
 Revenues:
   Razorfish                      $ 3,618      $13,843      $46,468
   i - Cube                        38,850       56,793       57,047
   TS Design, Inc.                    649        1,298        1,282
   Lee Hunt Associates, Inc.       13,052       11,929       12,677
                                  -------      -------     --------
   Combined                       $56,169      $83,863     $117,474

Net income (loss):
   Razorfish                      $   297      $    (1)    $  2,071
   i - Cube                         4,678        5,546        6,250
   TS Design, In                     (151)         228          238
   Lee Hunt Associates, Inc.          157       (1,698)         (79)
                                  -------      -------     --------
   Combined                       $ 4,981      $ 4,075     $  8,480
                                  =======      =======     ========

Pro forma results of operations

    The following unaudited pro forma consolidated results of operations reflects the results of operations for the years ended December 31, 1997, 1998 and 1999, as if the aforementioned 1998 acquisitions had occurred on January 1, 1997, as if the aforementioned 1999 acquisitions had occurred on January 1, 1998 and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 1997 and January 1, 1998 and may not be indicative of future operating results.

                                              For the Years Ended December 31,
                                              -------------------------------
                                                1997       1998        1999
                                                ----       ----        ----
     Pro forma:
          Revenues.......................      $70,364   $108,086   $174,087
          Net income (loss)..............       (1,004)       180    (14,092)
          Basic net income (loss) per share .    (0.02)      0.00      (0.17)
          Diluted net income (loss) per share    (0.02)      0.00      (0.17)


3. RELATED PARTY TRANSACTIONS

Agreements with Omnicom

    In September 1996, Omnicom Group, Inc. (''Omnicom'') purchased an aggregate of 7,272,728 shares of Common Stock from Messrs. Dachis and Kanarick, for an aggregate purchase price of $3,500 in cash and three additional earn-out payments pursuant to the terms of a Stock Purchase Agreement (the ''Purchase Agreement''). The earn-out payments were paid in February 1998, January 1999, and March 1999 in the amounts of $1,300, $600, and $1,700, respectively. The amounts of the February 1998 and March 1999 payments were derived from Razorfish's Annual Revenues (as defined in the Purchase Agreement) and profit before taxation for the relevant year. The amount of the payment in January 1999 was the result of an adjustment made to the aggregate purchase price pursuant to a side letter entered into between Messrs. Dachis and Kanarick and Communicade (f/k/a JWL Associates Corp.). Simultaneously with the execution of the Purchase Agreement, the Company entered into a Shareholders Agreement with Communicade. The Shareholders Agreement restricted the transfer of shares of Common Stock by the parties and provided that certain actions require the consent of the Communicade appointed director. In addition, the Shareholders Agreement also stipulated that Omnicom Finance Inc. (''Omnicom Finance'') would provide the Company with a line of credit for working capital purposes of up to $2,000 and additional financing for the purpose of funding the Company's acquisition of ''new media companies,'' as defined, provided that Communicade remained a shareholder of the Company. Both of these lines of credit were available upon the execution of the Shareholders Agreement.

    Amounts borrowed under the working capital line of credit bear no interest on the first $1,000 of principal amount outstanding and thereafter bear interest at the rate then charged by Omnicom Finance to its subsidiaries under Omnicom Finance's cash management program, which was 6.00% as of December 31, 1998. As the first $1,000 outstanding under the working capital line of credit is non-interest bearing, the Company has imputed interest on the outstanding amounts based upon a weighted average imputed interest rate of 6.50%. As such, the Company recorded a charge to interest expense and a capital contribution of approximately $65 for the year ended December 31, 1998. Imputed interest in all previous periods was deemed to be immaterial by the Company. All outstanding amounts were secured by a priority lien on all of the Company's assets.

    The Company had $1,100 of the working capital line of credit outstanding as of December 31, 1998 and is included in long-term obligations. In addition, the Company had $3,900 of the acquisition funding outstanding as of December 31, 1998 in connection with the acquisition of ''new media companies.'' There were no amounts outstanding as of December 31, 1999. See Note 8 for the terms of the acquisition line of credit.

    In connection with the Spray acquisition, the Shareholders Agreement terminated and was replaced by a Stockholders Agreement. Pursuant to the terms of the Stockholders Agreement, Omnicom Finance is to provide the working capital line of credit and the acquisition line of credit to the Company on the same terms and conditions as set forth in the Shareholders Agreement. The principal under any loan under the acquisition line of credit is payable quarterly in equal installments over a seven-year period.

    In April 1999, the Company established an investment account with Omnicom under which Omnicom pays the Company a market interest rate on all cash invested in this account. As of December 31, 1999, the balance invested in this account was $47,081 at an investment interest rate of 5.6%.

Communicade 10% Option

    Pursuant to the Stockholders Agreement, in the event of an initial public offering of the Company's Common Stock, Communicade had the right, but not the obligation, to purchase from the Company up to such number of shares of Company Common Stock as equaled 10% of the then issued and outstanding shares of Razorfish's Common Stock on a fully diluted basis at the time the option was exercised (the ''Option Shares''). The purchase price per share of the 10% option was equal to 80% of the price per share sold in Razorfish's initial public offering of $6.40. Communicade exercised the 10% option in February 1999 by sending a written notice to the Company indicating its desire to purchase such Option Shares. If Communicade had not provided notice within a specified time in accordance with the terms of the Stockholders Agreement, the 10% option would have terminated. Such Option Shares are restricted as to their resale in accordance with the terms of the new Stockholders Agreement.

Razorfish Studios

    The Company conducts business with Razorfish Studios (''Studios''). The majority of Studios' common stock is owned by three of the majority stockholders of the Company and certain of these stockholders also hold executive positions at Studios. On October 17, 1997, the Company assigned to Studios all of its right, title, and interest in and to certain digital media properties owned by the Company. The cost and fair value of such properties were deemed to be immaterial by the Company's management and as such, there was no material effect on the Company's consolidated financial statements.

    The Company also provides certain overhead and administrative functions for Studios for which the Company is reimbursed. In addition, the Company has provided certain design and consulting services to Studios at discounted billing rates. The total revenue earned was not material to the accompanying consolidated statements of operations. Amounts owed to the Company from Studios for services rendered, reimbursable expenses, and advances totaled $601 and $3,523, respectively, as of December 31, 1998 and 1999. Amounts owed to Razorfish Studios from the Company were $0 and $72, respectively as of December 31, 1998 and 1999. The Company licenses the ''Razorfish'' trademark and symbol to Studios pursuant to a trademark license agreement (the ''Trademark License''). The Trademark License contains customary provisions giving the Company the ability to control the use of the ''Razorfish'' trademark by Studios.

    In August 1999, Razorfish entered into a Convertible Note Purchase Agreement with Razorfish Studios pursuant to which Razorfish purchased from Razorfish Studios a convertible promissory note (the ''Note'') in the principal amount of $2,250. The Note matures on the earlier of (i) August 2, 2002, and (ii) the date of closing of Razorfish Studios' first firm commitment underwritten public offering pursuant to an effective Registration Statement under the Securities Act of 1933. Razorfish Studios has agreed to pay interest on the unpaid principal at the rate of six percent (6%) per annum. At Razorfish's option, the Note may be converted into shares of Razorfish Studios common stock, par value $.01, at the rate of one (1) share of Razorfish Studios common stock per Three Dollars ($3.00) outstanding under the Note at the time of Razorfish's conversion request. Razorfish may convert all or part of the outstanding amount of principal and interest due on the Note. Messrs. Dachis and Kanarick have guaranteed personally repayment of the Note.

Notes from Stockholders and Executives

    During 1997, the Company received a note for $533 from a stockholder for the exercise of 700,000 stock options. The note is due in October 2000. Interest accrued at 8.5%, is payable at maturity, and the associated interest receivable is included in other assets in the accompanying Consolidated Balance Sheets.

    In 1997, the Company received notes for $230 from stockholders due in April 2002. These notes carry interest at a rate of 5.0% per annum. The notes were for the sale of a property occupied by a tenant unrelated to the Company.

    In 1998, the Company granted an option to acquire one of its subsidiaries to parties related to three of its executives. The subsidiary's sole activity is the ownership of property together with a non-recourse bank loan of approximately $1,400. The exercise price of the option was set at the fair market value of approximately $403 and expires in May 2001. At December 31, 1998 and 1999, $1,373 and $1,250 was outstanding under the loan.

Repurchase of Treasury Shares

    In December 1998, the Company repurchased 1,000,000 shares of Common Stock from two of the Company's principal stockholders, for $0.50 per share, pursuant to an agreement between the Company and the stockholders. The resulting $500 due to the stockholders as of December 31, 1998, is non-interest bearing and was due and paid in full in March 1999.

4.  SHORT-TERM INVESTMENTS

    The following is a summary of investments classified as current assets at December 31, 1998. The Company did not hold any short-term investments at December 31, 1999.

                                                      December 31, 1998
                                                      -----------------
    Corporate debt securities.......................           $1,236
    U.S. Government securities......................            7,227
                                                               ------
         Total......................................           $8,353
                                                               ======

5.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                             December 31,
                                                       -----------------------
                                                          1998        1999
                                                          ----        ----
    Computer equipment..............................    $ 6,271     $11,953
    Equipment under capital leases..................      1,490       1,456
    Furniture and fixtures..........................      2,573       3,149
    Building........................................      1,944       1,965
    Leasehold improvements..........................        818       3,819
         Total property and equipment...............     13,096      22,342
    Less--Accumulated depreciation and amortization..    (3,828)     (6,914)
                                                        -------     -------
         Property and equipment, net................    $ 9,268     $15,428
                                                        =======     =======

    Depreciation and amortization aggregated $1,064, $1,906 and $3,271, respectively, for the years ended December 31, 1997, 1998, and 1999. Accumulated amortization at December 31, 1998 and 1999 was 376 and 445.

6.  INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                            December 31,
                                                      -----------------------
                                                          1998        1999
                                                          ----        ----

     Goodwill...................................         $3,572     $74,374
     Customer lists.............................             --       7,600
     Workforce..................................             --         900
                                                         ------
          Total intangible assets...............          3,572      82,874
     Less--Accumulated amortization.............           (109)     (3,641)
                                                         ------     --------
          Intangible assets, net................         $3,463     $79,233
                                                         ======     =======

     Amortization aggregated $109 and $3,532 for the years ended December 31, 1998 and 1999, respectively.


7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                               December 31,
                                                             ----------------
                                                             1998        1999
                                                             ----        ----
     Accounts payable...................................   $ 5,205     $20,011
     Accrued payroll and other payroll expenses.........     3,883       7,569
     Accrued professional fees..........................       649         541
     Accrued other......................................     3,009       7,965
                                                           -------     -------
          Total.........................................   $12,746     $36,086
                                                           =======     =======


8.   LONG-TERM DEBT AND CREDIT ARRANGEMENTS

     The Company had a working capital line of credit ("working capital line") with a financial institution under which the Company could borrow the lesser of $5,000 or 75% of eligible accounts receivable, as defined in the agreement. The interest rate on all borrowings under the working capital line was prime (7.75% at December 31, 1998). The Company was required to comply with certain operational and financial covenants under the agreement if there were borrowings under the credit line. The agreement also provided for a $4,000 submit for foreign exchange transactions and the issuance of letters of credit of up to $4,000. The unsecured working capital line expired in September 1999. There were no borrowings under this line of credit at December 31, 1998.

     In May 1998, the Company entered into a loan agreement with a major financial institution for $1,400 for the purchase of a building currently occupied by the Company. The principal balance is payable over 12 years in quarterly installments and bears interest at LIBOR +2% (9.25% at December 31, 1999). These quarterly installments increase throughout the term of the loan. The Company is required to comply with certain financial covenants under this loan agreement. At December 31, 1999, the Company was in compliance with these requirements. At December 31, 1998 and 1999, $1,400 and $1,250, respectively were outstanding under the loan agreement which is collateralized by the building.

     The Company assumed $230 of convertible employee loans which are transferable into the Company's Class A common stock upon conversion. These loans bear no interest and are due in full on the 20th anniversary of the date of the loan, provided they have not been converted. As of December 31, 1998, $230 was outstanding under these loan notes. During 1999, all loans were converted into Class A common stock.

     Long-term debt and capital lease obligations consist of the following at December 31, 1998 and 1999:

                                                 December 31,
                                           -----------------------
                                              1998         1999
                                              ----         ----
     Capital lease obligations.....        $ 1,041       $  838
     Loan agreements ..............          7,371        1,604
                                           -------       ------
                                             8,412        2,442
     Less--current maturities......          1,592          682
                                           -------       ------
          Total....................        $ 6,820       $1,760
                                           =======       ======


     Maturities of long-term debt and capital leases are as follows:

     2000    ......................        $  739
     2001    ......................           580
     2002    ......................           212
     2003    ......................           113
     2004    ......................           125
     Thereafter ...................           765
                                           ------
                                            2,354
     Less--interest................            92
                                           ------
          Total....................        $2,442
                                           ======

9.  INCOME TAXES

    Income (loss) before income taxes and the components of the income tax provision (benefit) are as follows:

                                                  For the Years Ended December 31,
                                                ------------------------------------
                                                1997            1998            1999
                                                ----            ----            ----

Income (loss) before income taxes
     Domestic                                   $7,689          $8,562        $  2,046
     International                                 579             356           1,482
                                                ------          ------          ------
  Total income (loss) before income taxes       $8,268          $8,918        $  3,528
                                                ======          ======          ======
Provision for (benefit from) income taxes:
   Current
      Federal                                    2,052           2,944        $ 16,056
      State and local                              587             907           1,239
      International                                218              94           2,184

   Deferred
      Federal                                      293             695          (1,211)
      State and local                              137             203            (208)
      International                                 -               -              -
                                                ------          ------         ------
Total income tax provision                      $3,287          $4,843        $ 18,060
                                                ======          ======        ========

    Deferred U.S. income taxes have not been provided on basis differences related to investments in certain foreign subsidiaries and affiliates. These basis differences consist primarily of undistributed earnings considered permanently invested in the business.

    The tax effects of temporary differences that give rise to a significant portion of the net deferred income tax assets (liabilities) are as follows:


                                                                      December 31,
                                                                 ----------------------
                                                                 1998              1999
                                                                 ----              ----
Net current deferred income tax assets (liabilities)
      Accrual to cash adjustments                               $   (29)        $    -
      Allowances for accounts receivable                             66            368
      Nondeductible accruals                                        939            606
      Other                                                      (1,170)           251
                                                                -------         ------
  Total net current deferred income tax assets (liabilities)    $  (194)        $1,225
                                                                -------         ------
Net noncurrent deferred income tax assets (liabilities)
      Accrual to cash adjustments                                    (2)            (2)
      Depreciation                                                 (189)          (189)
                                                                -------         ------
  Total net noncurrent deferred income tax assets (liabilities)    (191)        $ (191)
                                                                -------         ------
  Total net deferred income tax assets (liabilities)               (385)        $1,034
                                                                =======         ======


    Deferred tax assets reflect the net tax effects of the tax credits, net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The ultimate realization of the deferred tax assets is dependent upon the generation of sufficient future U.S. taxable income. Based on the level of the deferred tax assets as of December 31, 1999, the level of historical U.S. taxable income, and projections of future taxable income, management has determined that the Company will be able to realize these net deferred tax assets in future years.

    A reconciliation of the difference between the statutory U.S. Federal income tax rate and the Company's effective tax rate follows:

                                           For the Years Ended December 31
                                        ------------------------------------
                                        1997            1998            1999
                                        ----            ----            ----

Statutory federal income tax rate      34.0%           34.0  %         35.0%
State taxes, net of federal benefit     6.0%            7.9  %         11.4%
International operations                  -             0.2%            7.3%
Effect of change from S Corporation       -             5.6%              -
Incentive stock option expense            -             2.2%              -
Research and development credit        (0.8)%          (1.0)%         (13.3)%
Other                                   0.8%            4.4%            5.3%
Disallowed expenses                       -             0.7%          162.1%
Deferred tax asset write-off              -               -           270.4%
Intangible amortization                   -             0.3%           33.6%
                                       ----           -----           -----
Effective tax rate                     40.0%           54.3%          511.8%
                                       ====           =====           =====


    The deferred tax asset write-off relates to a benefit associated with the International Integrated Incorporation merger with Conduit Communications which can no longer be anticipated for accounting purposes after the Razorfish, Inc. merger with International Integrated Incorporation.

10. EARNINGS PER SHARE

    The following table reconciles the denominator of the diluted earnings per share computation as shown on the Consolidated Statements of Operations.

                                                   Year Ended December 31,
                                                  1997       1998       1999
                                                  ----       ----       ----
    Diluted EPS Computation
         Basic common shares outstanding.......  46,192    50,054      83,129
         Effect of common stock options........   5,168     8,059           -
                                                 ------    ------      ------
           Diluted common and common
           equivalent shares...................  51,360    58,113      83,129
                                                 =======   ======      ======


    Diluted EPS for the year ended December 31, 1999 does not include the impact of 8,450,000 Class A common stock options, as the effect of their inclusion would be anti-dilutive.

    Options to purchase shares of the Company's common stock of 1,138,000, 439,000, and 362,000 for the years ended December 31, 1997, 1998, and 1999, respectively, were outstanding during the respective periods but were not included in the computation of diluted EPS because the exercise price of the options was greater than or equal to the average market price of the common stock for the periods reported.

11. STOCKHOLDERS' EQUITY

Common Shares

    In connection with a 1-for-2 reverse stock split effected in March 1999, the Board of Directors authorized 30,000,000 shares of common stock, of which 29,999,950 shares have been designated as Class A Common Stock and 50 shares have been designated as Class B Common Stock. In connection with the acquisition of i-Cube in November 1999, the Board of Directors authorized and increased the number of Class A Common stock from 29,999,900 to 200,000,000 shares.

    On February 24, 1997, the Company issued an aggregate of 131,826 shares of Common Stock to seven employees pursuant to the terms of the Company's 1997 Stock Option and Incentive Plan, as amended (the ''1997 Stock Option Plan''), and Stock Grant Agreements entered into by the Company and each such employee. The Company issued the shares in consideration for services rendered to the Company by such employees and as such, the Company recorded compensation expense of $13 for the year ended December 31, 1997, based upon a third-party valuation of the fair market value of the Company's Common Stock. Each Stock Grant Agreement also provided that each of the employees enter into a Stock Restriction Agreement with the Company. The Stock Restriction Agreement provides that the holder of the shares of Common Stock will not sell, assign, pledge or otherwise transfer the shares without the written consent of the Company. In addition, the Company has a right of first refusal to purchase any shares of Common Stock that the holder desires to sell.

    In January 1999, the Company sent notice to Omnicom that it was substantially prepared to make the initial filing of the Registration Statement with the Securities and Exchange Commission in connection with an initial public offering of its Common Stock. Omnicom Group, Inc. sent a written notice to the Company indicating its desire to exercise its option to purchase 10% of the then-issued and outstanding shares of Common Stock. As such, the Company issued 3,953,620 shares of common stock for total proceeds of $25,303.

    The Company completed its Initial Public Offering ("IPO") of 6,000,000 shares of its Class A common stock on April 26, 1999. Additionally, the underwriters elected to exercise their options to purchase 900,000 shares of Class A common stock from the Company to cover over-allotments. The net proceeds to the Company from the subscribed and over-allotment shares were $48,322, after deduction of offering expenses of $6,878.

    On June 23, 1998, i-Cube completed it's IPO of 2,187,500 shares of its common stock. Additionally, the underwriters elected to exercise their option to purchase 91,875 shares of common stock from the Company to cover over-allotments. The net proceeds to the Company from the subscribed and over-allotment shares were $28,877, after deduction of offering expenses of $3,383.

Stock Splits

    On February 24, 1997, the Board of Directors authorized a 30,000-for-1 stock split of the Company's common stock. On April 30, 1998, the Board of Directors authorized a 1.515151-for-1 stock split of the Company's common stock. On December 14, 1998 the Board of Directors authorized a 2-for-1 stock split of the Company's common stock. On March 4, 1999, the Board of Directors authorized a 1-for-2 reverse stock split of the Company's common stock and common stock options under the 1997 Plan and 1999 Plan and changed the authorized share capital to 40,000,000 (10,000,000 preferred, 29,999,950 Class A Common and 50
Class B Common.) In connection with the split, each holder of the Company's common stock options amended their respective option agreement to waive their right to have their options split effected under this stock split and the Company obtained the consent of the holders of substantially all of the Company's common stock options for the reverse stock split. On January 12, 2000, the Board of Directors authorized a 2-for-1 stock split of the Company's Class A common stock and Class A common stock options effected as a 100% stock dividend on January 27, 2000 for stockholders of record on January 20, 2000. All references in the accompanying consolidated financial statements and footnotes have been retroactively restated to give effect to these stock splits.

Stock Plans

    Under terms of the Company's incentive stock option plans, employees, directors, and consultants may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). Options generally vest over three or four years and have a maximum term of 10 years. Certain of the plans also provide for the granting of stock appreciation rights ("SARs"). No SARs have been granted to date.

    During 1999, i-Cube, which was acquired by the Company in November 1999 and accounted for as a pooling of interests, had established a qualified employee stock purchase plan ("ESPP") where certain eligible employees had the right to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of the offering period. The offering period commenced on January 1, 1999 and closed on October 22, 1999. The Company issued 37,000 shares of common stock pursuant to this plan at a price of $8.01 per share.

Information related to all stock options granted by the Company is as follows:


                                                                            Weighted-
                                                   Weighted-                 average
                                                   average                exercise price
                                   Number of       exercise      Options    of options
                                     shares         price      exercisable  exercisable
                                   ---------        -----       ----------  -----------
Outstanding, December 31, 1996     8,757,794        $0.81       3,568,022      $0.45
 Granted .....................     5,013,731         1.63
 Exercised ...................      (960,761)        0.82
 Forfeited/canceled ..........      (752,612)        1.24
                                                                ---------      -----

Outstanding, December 31, 1997    12,058,152         1.12       4,708,426      $0.66
 Granted .....................     2,644,482         4.94
 Exercised ...................    (1,436,552)        0.40
 Forfeited/canceled ..........      (439,100)        2.85
                                                                ---------      -----

Outstanding, December 31, 1998    12,826,982         2.08       6,464,650      $1.12
 Granted .....................     9,803,486        17.85
 Exercised ...................    (4,101,732)        1.83
 Forfeited/canceled ..........    (1,091,718)        6.46
                                                                ---------      -----

Outstanding, December 31, 1999    17,437,018       $10.02       6,537,042      $2.23
                                  ==========       ======

The following table summarizes information about stock options outstanding at December 31, 1999:



                                Options outstanding                      Options exercisable
                                -------------------                      -------------------
                        Number       Weighted-       Weighted-          Number         Weighted
    Range of         outstanding      average         average        Exercisable       average
    exercise       at December 31,   remaining       exercise      at December 31,     exercise
     prices              1999       contractual        price             1999           price
    --------       --------------   -----------      --------      --------------      --------
  $0.01 -$0.50       1,010,858         6.98 years       $0.43          560,101           $0.37
  0.67 -   1.15      3,827,042         6.39               1.13       3,591,575            1.13
  1.26 -   9.50      4,401,852         8.24               4.59       1,964,241            3.00
  9.58 -  17.44      5,208,402         9.41              11.35         376,625           11.40
 17.63 -  39.75      1,885,740         9.74              31.30          44,500           20.59
 40.00 -  48.19      1,103,124         9.95              40.74              --              --
----------------     ---------         ----             ------       ---------           -----
$ 0.01 - $48.19     17,437,018         8.38 years       $10.02       6,537,042           $2.23
===============     ==========         ==========       ======       =========           =====

    The exercise price for each of the above grants was determined by the Board of Directors of the Company to be equal to the fair market value of the common stock on the day of grant (110% of the fair market value for incentive stock option grants to holders of more than 10% of the voting stock of the Company). Prior to the IPO, in reaching this determination at the time of each such grant, the Board considered a broad range of factors including the illiquid nature of an investment in the Company's common stock, the Company's historical financial performance, and the Company's future prospects. Subsequent to the IPO, the exercise prices are equal to the closing prices of the Company's stock as reported by Nasdaq exchange on the date of grant. Pursuant to the required pro forma disclosure under the fair value method of estimating compensation cost, the Company has estimated the fair value of its stock option grants by using the Black-Scholes option pricing method with the following weighted-average assumptions:

                                                      1997     1998     1999
                                                      ----     ----     ----
     Expected option term (years)...........           5.0     5.0      3.0
     Risk-free interest rate (%)............           5.9     5.0      5.5
     Expected volatility (%)................          25.8    58.7     80.1
     Dividend yield (%).....................          ----    ----     ----
     Weighted average fair value of
       options granted......................         $ 0.50  $ 2.71   $10.21


    The Company applies APB Opinion No. 25 and the related Interpretations. Accordingly, no compensation cost has been recognized for option grants. Had compensation cost for these awards been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net income would have been adjusted to the pro forma amounts indicated below:

                                                             For the Years Ended December 31,
                                                            ---------------------------------
                                                            1997            1998         1999
                                                            ----            ----         ----
Net income (loss)
      As reported......................................     $4,981          $4,075      $(14,532  )
      Compensation expense for stock options.............    2,034           3,484        13,267
                                                            ------          ------      ----------
      Pro forma net income (loss)........................   $2,947          $  591      $(27,799  )
                                                            ======          ======      ==========
    Basic earnings (loss) per share as reported..........   $    0.11       $    0.08   $(     0.17)
    Pro forma basic earnings (loss) per share............   $    0.06       $    0.01   $(     0.33)

    Diluted earnings (loss) per share as reported........   $    0.10       $    0.07   $(     0.17)
    Pro forma diluted earnings (loss) per share..........   $    0.06       $    0.01   $(     0.33)

12.   COMMITMENTS AND CONTINGENCIES

Operating Leases

    The Company leases its facilities under operating lease agreements. The following are the future minimum lease payments under operating leases as of December 31, 1999:


     2000    ......................      $  8,115
     2001    ......................         8,780
     2002    ......................         7,472
     2003    ......................         4,282
     2004    ......................         1,221
     Thereafter    ................         1,554
                                         --------
          Total....................      $ 31,424
                                         ========

    Rent expense was approximately $1,817, $2,447, and $5,125 for the years ended December 31, 1997, 1998, and 1999, respectively.


Employment Agreements

    From September 1996 through July 1998, the Company entered into various employment agreements with certain senior executives, the expirations of which extend through 2001. The aggregate minimum base salaries under these agreements are approximately $1,041 for each of the years ended December 31, 2000 and 2001 for those agreements with terms in excess of one year at December 31, 1999.

    In January 1999, the Company entered into various employment agreements with certain senior executives of Spray Network AB, the expirations of which extend through December 31, 2001. The aggregate minimum base salaries under these agreements are approximately $435 for each of the years ended December 31, 2000 and 2001.

    During 1999, Razorfish entered into various employment agreements with certain senior executives of i-Cube which became effective upon consummation of the merger with i-Cube. The aggregate minimum base salary under these agreements is approximately $300. The initial term of the agreement is one year and the agreement automatically renews for successive one-year terms unless terminated by either party 60 days prior to the then-current term.

Litigation

    The Company from time to time becomes involved in various routine legal proceedings in the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its consolidated results of operations, consolidated financial position, or liquidity.

13. EMPLOYEE BENEFIT PLAN

    The Company has a defined contribution plan (the "401(k) Plan") covering all of its eligible employees in the United States. The 401(k) Plan is qualified under Section 401(k) of the Internal Revenue Code of 1986. Employees may begin participation on quarterly enrollment dates provided that they have reached 18 years of age. The Company may make matching and/or profit sharing contributions to the 401(k)Plan at its discretion. The Company did not contribute to the 401k Plan during 1997. The Company contributed $129 and $219 to the 401(k) Plan during 1998 and 1999, respectively.


14. SUPPLEMENTARY INFORMATION

During 1997, 1998, and 1999, the Company paid interest of $247, $215, and $197, respectively.

During 1997, 1998, and 1999, the Company paid $2,267, $3,811,and $5,958, respectively, for income taxes.

The Company entered into obligations under capital leases of $398, and $0 for the periods ended December 31, 1998 and 1999, respectively.

The fair market value of Class A common stock issued for acquisitions during the year ended December 31, 1999 was $84,828. There was no stock issued for acquisitions during the years ended December 31, 1997 or 1998.


15. SUBSEQUENT EVENTS

    In January 2000, Razorfish acquired Qb International Holding AB, an IT/strategic consulting firm that specialized in complex projects in e-service, management information, customer services and intranet solutions. Razorfish issued a total of 407,640 shares of common stock in connection with this transaction.

    On March 17, 2000, a legal action was commenced against the Company by a former consultant of a wholly owned subsidiary for, amongst other things, breach of contract. The Company is reviewing the action and believes that the allegations are baseless and without merit in law or fact. No assurance can be given, however, that this matter will be resolved in the Company's favor.

    In February 2000, Razorfish issued an aggregate of 53,333 shares of Common Stock and made a cash payment of $1.0 million to the former principals of Media in consideration for their agreement to amend their respective acquisition agreements to remove the earn-out provisions contained therein. In connection with this agreement, Razorfish is required to issue an additional 26,667 shares of Common Stock on or about January 2002.

    In February 2000, Razorfish issued an aggregate of 200,000 shares of Common Stock to the former principals of Plastic in consideration for their agreement to amend their respective acquisition agreements to remove the earn-out provisions contained therein. In connection with this agreement, Razorfish is required to issue an additional 100,000 shares of Common Stock on or about December 2001.

    In February 2000, Razorfish issued an aggregate of 266,640 shares of Common Stock to the former principals of CHBi in consideration for their agreement to amend their respective acquisition agreements to remove a portion of the earn-out provisions contained therein. In connection with this agreement, the former CHBi principals have a call option arising on May 31, 2000 whereby they may cause Razorfish to issue an additional 133,360 shares of Common Stock in exchange for the removal of the final portion of the earn-out payment. Razorfish has a corresponding put option arising on the same date.

                                  EXHIBIT INDEX

  Exhibit No.                        Description
  -----------                        -----------

    2.1 Agreement and Plan of Merger, dated as of August 10, 1999, by and between Razorfish, Razorfish Merger Sub and i-Cube.(2)

    3.1 Certificate of Incorporation of Razorfish, Inc. (the "Company"), as amended.(2)

    3.2       By-laws of Razorfish.(1)

    4.1 Stockholders Agreement, dated as of October 1, 1998, among Razorfish, Spray Ventures, Communicade, Jeffrey A. Dachis and Craig M. Kanarick.(1)

    4.2 Amendment to Stockholders Agreement, dated February 3, 1999, among Razorfish, Spray Ventures, Commuicade, Jeffrey A. Dachis and
              Craig M. Kamaarick.(1)

    4.6 Registration Rights Agreement, dated March 30, 1999, between Razorfish and Communicade Inc.(1)

    4.7       Specimen Common Stock Certificate of Razorfish.(1)

   10.1       The Amended and Restated 1997 Stock Option and Incentive Plan.(1)

   10.2       1999 Amended and Restated Stock Incentive Plan.(2)

   10.3 Employment Agreement, dated September 18, 1996, between Razorfish and Jeffrey A. Dachis.(1)

   10.4 Non-competitive Agreement, dated Septemeber 18, 1996, between Razorfish and Jeffrey A. Dachis.(1)

   10.5 Employment Agreement, dated September 18, 1996, between Razorfish and Craig M. Kanarick(1)

   10.6 Non-competitive Agreement, dated September 18, 1996, between Razorfish and Craig M. Kanarick.(1)

   10.7 Employment Agreement, dated June 19, 1997, between Razorfish and Jean-Philippe Maheu.(1)

   10.8 Employment Agreement, dated June 1, 1997, between Razorfish and Evan Orensten.(1)

   10.9 Employment Agreement, dated October 1, 1998, between Razorfish and Per Bystedt.(1)

   10.10 Employment Agreement, dated October 1, 1998, between Razorfish and Jonas Svensson.(1)

   10.11 Employment Agreement, dated August 10, 1999, between Razorfish and Michael Pehl.

   10.12 Letter Agreement, dated as of August 9, 1999, between Razorfish and Lawrence P. Begley.

   10.13 Lease Agreement, dated October 28, 1996, between Razorfish and Man Yun Real Estate Corporation.(1)

   10.14 Lease Agreement, dated April 30, 1997, between Razorfish and Man Yun Real Estate Corporation.(1)

Exhibit No.                         Description
-----------                         -----------
   10.15 Lease Agreement, dated December 23, 1998, between C.H.B.I. Razorfish Limited and the Mayor and Commonality and Citizens of the City of London.(1)

   10.16 Lease Agreement, dated March 10, 1998, between J&R Bechelli and Alpha Online, Inc., as amended by letter dated February 9, 1999.(1)

   10.17 Lease Agreement No. 731 100, dated April 12, 1996, between Spray (f/k/a Spray Interative Media Agency AB) and Bojner Estate AB ("Bojner") and the English translation thereof.(1)

   10.18 Lease Agreement No. 741 100, dated September 30, 1997, between Spray (f/k/a Spray Interactive Media AB) and Bojner and the English translation thereof.(1)

   10.19 Lease Contract No. 01009 001 024 ("Trygg-Hansa Lease"), dated April 30, 1998, between Spray and Trygg-Hansa ("Trygg-Hansa") and the English translation thereof.(1)

   10.20 Supplement No. 1, dated April 30, 1998, to Trygg-Hansa Lease and the English translation thereof.(1)

   10.21 Supplement No. 2, dated August 18, 1998, to Trygg-Hansa Lease and the English translation thereof.(1)

   10.22 Personal Guarantee for Premises, dated April 29, 1998, made by Lars T. Andersson and per Bystedt in favor of Trygg-Hansa with respect to Trygg-Hansa Lease and the English translation thereof.(1)

   10.23 Personal Guarantee for Premises, dated April 29, 1988, made by Johan Ihrfelt and Jonas Svensson in favor of Trygg-Hansa with respect to Trygg-Hansa Lease and the English translation thereof.(1)

   10.24 Rent Contract Covering Business Premises, dated February 3, 1998, between Spray Interactive Media AB and DEGI Deutsche Gesellschaft fur Immobilienfonds mbH and the English translation thereof.(1)

   10.25 Rental Agreement for Office Space No. 910539, dated April 25, 1997, between Spray Interactive Media Oy and Valtion Kiinteistolaitos (State real property Authority)/Uusimaa ("State Real Property Authority") and the English translation thereof.(1)

   10.26 Rental Agreement for Office Space No. 910539, dated May 14, 1997, between Spray Interactive Media Oy and State Real Property Authority and the English translation thereof.(1)

   10.27      Lease Contract, dated June 17, 1998, between Spray
              Geelmuyden.Kiese A.S. and Kongensgate 2 ANS and the English translation thereof.(1)

   10.28 Subscription and Exchange Agreement, dated as of October 1, 1998, among Razorfish, Spray Ventures AB and Communicade.(1)

   10.29 First Amendment to the Subscription and Exchange Agreement, dated November 25, 1998, among Razorfish, Spray Ventures AB, Spray Network AB and Communicade.(1)

   10.30 Second Amendment to the Subscription and Exchange Agreement, dated December 10, 1998, among Razorfish, Spray Ventures AB, Spray Network AB and Communicade.(1)

   10.31 Stock Purchase Agreement, dated as of October 1, 1998, among Communicade, Jeffrey A. Dachis and Craig M. Kanarick.(1)

  Exhibit No.                        Description
  -----------                        -----------

   10.32 Stock Purchase Agreement, dated October 23, 1998, among Communicade and Spray Ventures AB.(1)

   10.33 Amendment to Stock Purchase Agreement, dated December 10, 1998, between Communicade and Spray Ventures AB.(1)

   10.34 Loan Agreement, dated September 18, 1996, between Razorfish and Omnicom Finance Inc.(1)

   10.35      Forms of Voting Agreements.(2)

   10.36 Letter Agreement dated August 8, 1995 between i-Cube and Silicon Valley Bank.(2)

   10.37 Promissory Note dated August 8, 1995 between i-Cube and Silicon Valley Bank.(2)

   10.38 Commercial Security Agreement dated August 8, 1995 between i-Cube and Silicon Valley Bank.(2)

   10.39 Negative Pledge Agreement dated August 8, 1995 between i-Cube and Silicon Valley Bank.(2)

   10.40 Letter Agreement dated October 7, 1996 between i-Cube and Silicon Valley Bank.(2)

   10.41 Promissory Note dated July 31, 1997 between i-Cube and Silicon Valley Bank.(2)

   10.42 Loan Modification Agreements between Registrant and Silicon Valley Bank dated August 6, 1996, August 7, 1996 and August 28, 1997, respectively.(2)

   10.43 Lease Agreement dated november 20, 1996 between i-Cube, RR&C Development Company and Patrician Associates, Inc.(2)

   10.44 Lease Agreement dated as of July 14, 1995 between i-Cube and Riverfront Office Park Joint Venture.(2)

   10.45 Amendment No. 1 to Lease Agreement dated as of July 14, 1995 between i-Cube and Riverfront Office Park Joint Venture.(2)

   10.46      Sublease dated as of June 19, 1995 between i-Cube and MathSoft
              Inc.(2)

   18.1       Letter re: Change in Certifying Accountant.(3)

   21.1       Subsidiaries of Razorfish

   23.1       Consent of PricewaterhouseCoopers LLP.

   23.2       Consent of Arthur Andersen LLP.

   27.1       Financial Data Schedule.


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

(3) Filed as an exhibit to Razorfish's Report on Form 8-K/A that was filed with the Securities and Exchange Commission on December 10, 1999 and incorporated herein by reference.