Form 10-K/A
period 1999-12-31
RAZORFISH INC
filed 2000-04-05
CIK 1075088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-K/A

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date:  April 5, 2000

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





Boston, Massachusetts                                 PricewaterhouseCoopers LLP
February 15, 2000

                        RAZORFISH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                                  December 31,
                                                                                                  ------------
                                                                                               1998          1999
                                                                                             --------      --------
                                        ASSETS
                                        ------
CURRENT ASSETS:
     Cash and cash equivalents........................................................       $ 36,628      $ 98,798
        Short-term investments........................................................          8,353            --
     Accounts receivable, net of allowance for doubtful accounts of $406 and
                 $1,416, at December 31, 1998 and 1999, respectively                            9,883        30,420
     Unbilled revenues................................................................          3,343        15,667
     Prepaid expenses and other current assets........................................          1,776         3,731
     Deferred tax assets..............................................................          1,005         1,225
     Due from affiliate...............................................................            601         3,523
                                                                                             --------      --------
          Total current assets........................................................         61,589       153,364
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of                     9,268        15,428
                 $3,828 and $6,914 at December 31, 1998 and 1999, respectively
INTANGIBLES, net of accumulated amortization of $109 and $3,641, at December 31,
     1998 and 1999, respectively                                                                3,463        79,233
DEFERRED REGISTRATION COSTS...........................................................            564            --
LOAN TO AFFILIATE.....................................................................             --         2,250
OTHER ASSETS..........................................................................            947         1,315
                                                                                             --------      --------
          Total assets................................................................       $ 75,831      $251,590
                                                                                             ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
CURRENT LIABILITIES:
     Due to affiliates................................................................         $  703       $    97
     Accounts payable and accrued expenses............................................         12,746        36,086
     Income taxes payable.............................................................            751         9,132
     Deferred revenues................................................................          5,443         2,464
     Deferred rent....................................................................            273           604
     Current portion of long-term obligations.........................................          1,592           682
     Deferred tax liabilities.........................................................          1,199            --
                                                                                               ------       -------
          Total current liabilities...................................................         22,707        49,065
LONG-TERM OBLIGATIONS.................................................................          6,820         1,760
DEFERRED TAX LIABILITY................................................................            191           191
OTHER LIABILITIES.....................................................................            306         2,221
                                                                                               ------       --------
          Total liabilities...........................................................         30,024        53,237

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY:
     Preferred stock $.01 par value, 10,000,000 shares authorized; none issued
        or outstanding................................................................             --            --
     Common stock:
     Class A $.01 par value; 200,000,000 shares authorized; 52,704,336 and
        88,811,621 issued at December 31, 1998 and 1999, respectively.................            527           888
     Class B, $.01 par value; 50 shares authorized; 0 and 50 issued and outstanding at             --            --
        December 31, 1998 and 1999, respectively
     Receivable from stockholder......................................................           (533)         (533)
     Additional paid-in capital.......................................................         32,809       200,297
     Accumulated other comprehensive income...........................................            189             6
     Retained earnings (deficit)......................................................         12,815        (1,717)
     Treasury stock at cost; 0 and 73,584 shares at December 31, 1998 and
        1999, respectively............................................................             --          (588)
                                                                                               ------      --------
    Total stockholders' equity........................................................         45,807       198,353
                                                                                              -------      --------
          Total liabilities and stockholders' equity..................................        $75,831      $251,590
                                                                                              =======      ========


The accompanying notes are an integral part of these consolidated financial statements.

                        RAZORFISH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                              For the Years Ended December 31,
                                              --------------------------------
                                               1997         1998         1999
                                               ----         ----         ----
Revenues ..................................  $56,169      $ 83,863     $170,179
Project personnel costs ...................   27,518        44,154       81,042
                                             -------      --------     --------
     Gross profit .........................   28,651        39,709       89,137

   Sales and marketing ....................    4,038         6,281       12,567
   General and administrative .............   16,345        22,516       48,508
   Merger related costs ...................       --           786       24,566
   Non-cash compensation expense ..........       79         1,937          189
   Amortization of intangibles ............       --           109        3,532
                                             -------      --------     --------

Income (loss) from operations .............    8,189         8,080         (225)
Other income, net .........................       79           838        3,753
                                             -------      --------     --------
        Income before income taxes ........    8,268         8,918        3,528

Provision for income taxes ................    3,287         4,843       18,060
                                             -------      --------     --------
     Net income (loss) ....................  $ 4,981      $  4,075     $(14,532)
                                             =======      ========     ========

Earnings (loss) per share:
          Basic ...........................  $  0.11      $   0.08     $  (0.17)
                                             =======      ========     ========
          Diluted .........................  $  0.10      $   0.07     $  (0.17)
                                             =======      ========     ========

Weighted average common shares outstanding:
          Basic ...........................   46,192        50,054       83,129
                                             =======      ========     ========
          Diluted .........................   51,360        58,113       83,129
                                             =======      ========     ========


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
                                            ==========================================================================



 The accompanying notes are an integral part of these consolidated financial statements

                        RAZORFISH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except per share data)

                                                           Accumulated         Note
                                             Retained         Other         Receivable         Total
                                             Earnings     Comprehensive        From        Stockholders
                                            (Deficit)         Income        Stockholder       Equity
                                             ---------    -------------     -----------    ------------
Balance at December 31, 1996................. $    (74)           -                -           $  281

   Pooling of interests with.................    3,690           $6                -            4,482
    Internatiional Integration, Inc.
   Pooling of interests with TS Design Inc...      (91)           -                -              (87)
   Pooling of interests with Lee Hunt........        -
    Associates, Inc..........................      234          (65)               -              261

                                              --------        -----        ---------         --------
Balance at December 31, 1996 as restated.....    3,759          (59)               -            4,937

   Common stock issued to employees..........        -            -        $    (533)             161
   Common stock option compensation..........        -            -                -               66
   Tax benefit due to stock option exercise..        -            -                -              590
   Acquisition of treasury stock.............        -            -                -               (8)
   Unrealized gain on marketable securities..        -           51                -               51
   Foreign currency translation adjustment...        -            1                -                1
   Net income................................    4,981            -                -            4,981

                                              --------        -----        ---------         --------
Balance at December 31, 1997.................    8,740           (7)            (533)          10,779

   Acquisition of treasury stock.............        -            -                -             (500)
   Common stock issued to employees..........        -            -                -            1,036
   Common stock option compensation..........        -            -                -            1,937
   Tax benefit due to stock option exercise..        -            -                -              342
   Proceeds from common stock offering.......        -            -                -           27,877
   Unrealized gain on marketable securities..        -           30                -               30
   Foreign currency translation adjustment...        -          166                -              166
   Capital contribution......................        -            -                -               65
   Net income................................    4,075            -                -            4,075

                                              --------        -----        ---------         --------
Balance at December 31, 1998.................   12,815          189             (533)          45,807

   Acquisition of treasury stock.............        -            -                -             (588)
   Common stock issued to employees..........        -            -                -            7,912
   Common stock option compensation..........        -            -                -              109
   Tax benefit due to stock option exeercise.        -            -                -            1,375
   Proceeds from common stock offering.......        -            -                -           48,322
   Foreign currency translation adjustmen....        -         (183)               -             (183)
   Shares issued in connection with the
   exercise of stock options by Communicade..        -            -                -           25,303
   Shares issued in connection with the
   purchase of Spray Network, AB.............        -            -                -           54,940
   Shares issued in connection with the
   purchase of Fuel/Tonga, Inc...............        -            -                -           20,090
   Shares issued in connection with the
   purchase of Conduit Communications, Inc...        -            -                -            9,798
   Net loss..................................  (14,532)           -                -          (14,532)

                                              --------        -----        ---------         --------
Balance at December 31, 1999................. $ (1,717)          $6        $    (533)       $ 198,353
                                              ========        =====        =========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                        RAZORFISH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                            For the Years Ended December 31,
                                                                                            --------------------------------
                                                                                            1997         1998            1999
                                                                                            ----         ----            ----


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................................................                $ 4,981      $ 4,075        $(14,532)
  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
    Allowance for doubtful accounts.......................................                    135           67          1,010
    Depreciation and amortization.........................................                  1,064        2,015          6,803
    Non-cash common stock option compensation.............................                     66        1,937            109
    Loss on disposal of fixed assets......................................                    221           --             --
    Non-cash capital contribution.........................................                     --           65             --
    Tax benefit due to stock option exercise..............................                    590          342          1,375
    Increase in deferred tax assets.......................................                   (349)        (431)          (220)
Change in operating assests and liabilities, net of acquisitions:
    Decrease (increase) in accounts receivable............................                 (4,063)       1,551        (17,305)
    Increase in employee receivable...................................                       (141)          --             --
    Increase in unbilled revenues.........................................                 (1,149)      (2,263)       (12,324)
    Increase in prepaid expenses and other current assets.................                   (566)        (310)        (1,955)
    Increase in due from affiliate........................................                     --         (601)        (2,922)
    Increase in other assets..............................................                    (40)         (59)          (368)
    Increase in accounts payable and accrued expenses.....................                  4,048        4,108         27,584
    Increase (decrease) in deferred revenues..............................                  3,270       (3,831)        (2,979)
    Increase (decrease) in deferred tax liabilities.......................                    779        1,196         (1,199)
    Increase (decrease) in income taxes payable...........................                   (201)         707          8,381
    Increase in deferred rent.............................................                    187           86            331
    Increase (decrease) in other liabilities..............................                     89          (58)         1,915
    Increase (decrease) in due to related party...........................                     --          500           (606)
                                                                                           ------       ------        -------
      Net cash provided by (used in) operating activities.................                  8,921        9,096         (6,902)
                                                                                          -------      -------    ----------------
CASH FLOWS FROM
    Capital expenditures..................................................                 (5,544)      (2,946)        (9,284)
    Proceeds from sale of fixed assets....................................                     25           --             --
    Proceeds from sale of marketable securities...........................                    201        2,500          8,353
    Purchase of marketable securities.....................................                   (100)     (10,802)            --
    Loan to affiliate.....................................................                     --           --         (2,250)
  Acquisitions of subsidiaries, net of cash acquired......................                     --       (4,561)        (3,055)
                                                                                          -------      -------         ------
      Net cash (used in) provided by investing activities.................                 (5,418)     (15,809)        (6,236)
                                                                                          -------      -------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred registration costs.............................................                     --         (564)            564
  Proceeds (payments) from/to long-term obligations.......................                  3,929        2,494          (5,970)
  Proceeds (payments) from/to officer's loan..............................                     42          (53)             --
    Proceeds from common stock offerings..................................                     --       27,877          48,322
    Proceeds from exercise of Communicade's 10% option....................                     --           --          25,303
    Proceeds from exercise of stock options ..............................                    161        1,036           7,912
  Acquisition of treasury stock...........................................                    (8)         (500)           (588)
                                                                                          ------       -------         -------
      Net cash provided by financing activities...........................                 4,124        30,290          75,543
                                                                                          -------      -------         -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..............                   (44)           14            (235)
                                                                                          -------      -------         -------
      Net increase in cash and cash equivalents...........................                  7,583       23,591          62,170
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................                  5,454       13,037          36,628
                                                                                          -------      -------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................              $  13,037      $36,628       $  98,798
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

A summary of the Company's significant accounting policies follows:

(a) Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, specifically for the allowance for doubtful accounts for accounts receivable, the useful lives of fixed assets and intangible assets and the estimates for percentage of completion for revenue recognition, that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    The Company also provides certain overhead and administrative functions for Studios for which the Company is reimbursed. In addition, the Company has provided certain design and consulting services to Studios at discounted billing rates. The total revenue earned was not material to the accompanying consolidated statements of operations. Amounts owed to the Company from Studios for services rendered, reimbursable expenses, and advances totaled $601 and $3,523, respectively, as of December 31, 1998 and 1999. Amounts owed to Razorfish Studios from the Company were $0 and $97, respectively as of December 31, 1998 and 1999. The Company licenses the ''Razorfish'' trademark and symbol to Studios pursuant to a trademark license agreement (the ''Trademark License''). The Trademark License contains customary provisions giving the Company the ability to control the use of the ''Razorfish'' trademark by Studios.

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

6.  INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                            December 31,
                                                      -----------------------
                                                          1998        1999
                                                          ----        ----

     Goodwill...................................         $3,572     $74,374
     Customer lists.............................             --       7,600
     Workforce..................................             --         900
                                                         ------     -------
          Total intangible assets...............          3,572      82,874
     Less--Accumulated amortization.............           (109)     (3,641)
                                                         ------     -------
          Intangible assets, net................         $3,463     $79,233
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


    The Company applies APB Opinion No. 25 and the related Interpretations. Accordingly, no compensation cost has been recognized for option grants. Had compensation cost for these awards been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net income would have been adjusted to the pro forma amounts indicated below:

                                                             For the Years Ended December 31,
                                                            ---------------------------------
                                                            1997            1998         1999
                                                            ----            ----         ----
Net income (loss)
      As reported......................................     $4,981          $4,075      $(14,532)
      Compensation expense for stock options.............    2,034           3,484        13,267
                                                            ------          ------      ----------
      Pro forma net income (loss)........................   $2,947          $  591      $(27,799)
                                                            ======          ======      ==========
    Basic earnings (loss) per share as reported..........   $    0.11       $    0.08   $  (0.17)
    Pro forma basic earnings (loss) per share............   $    0.06       $    0.01   $  (0.33)

    Diluted earnings (loss) per share as reported........   $    0.10       $    0.07   $  (0.17)
    Pro forma diluted earnings (loss) per share..........   $    0.06       $    0.01   $  (0.33)

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