Form 10-K/A
period 1999-12-31
RAZORFISH INC
filed 2000-04-28
CIK 1075088

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           _________________________

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

                    For the transition period from      to

                       Commission file number 000-25847

                                Razorfish, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                                 Delaware                                                13-3804503
      (State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

                               32 Mercer Street
                           New York, New York  10013

          (Address of Principal Executive Offices including zip code)

      Registrant's telephone number, including area code:  (212) 966-5960

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section l2(g) of the Act:
                Class A Common Stock, par value $.01 per share
                               (Title of class)

                        ______________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of the Class A Common Stock, par value $0.01 (the "Common Stock") on March 22, 2000 of $28.50, as reported on the NASDAQ National Market was approximately $1,785,136,300. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     As of March 22, 2000, the registrant had outstanding 95,425,889 shares of Common Stock.

Item 10    Directors and Executive Officers of the Registrant

     As of April 25, 2000, the directors and executive officers of the Company were as follows:

Name                            Age    Position
----                            ---    --------
Jeffrey A. Dachis............    33    President, Chief Executive Officer,
                                        Treasurer and Director
Craig M. Kanarick............    33    Chief Scientist, Vice Chairman of the Board,
                                        Secretary and Director
John Roberts.................    33    Chief Financial Officer
Michael Pehl.................    38    Chief Operating Officer and Director
Susan Murphree(1)............    33    Executive Vice President--Mergers and
                                        Acquisitions, Integration and Treasury
Michael S. Simon.............    36    Executive Vice President--Business Affairs
                                        and General Counsel
Jean-Philippe Maheu..........    36    Executive Vice President--North American
                                        Operations
Anders Eriksson..............    29    Executive Vice President--European Operations
Evan Orensten................    34    Executive Vice President--Global
                                        Communications
Per I.G. Bystedt.............    35    Chairman of the Board and Director
Jonas S.A. Svensson..........    32    Vice Chairman of the Board and Director
Carter F. Bales(2)(3)........    61    Director
Kjell A. Nordstrom(2)(3).....    42    Director

_______________
(1)  Mrs. Murphree's former name was Susan Black.
(2)  Member of the Audit Committee.
(3)  Member of the Compensation Committee.

     Jeffrey A. Dachis, a co-founder of Razorfish, has served as President, Chief Executive Officer, Treasurer and a director of Razorfish since its inception in January 1995. Mr. Dachis is also Chief Executive Officer and a director of Razorfish Studios. He devotes substantially all of his time to the management of Razorfish. See Item 13--"Certain Relationships and Related Transactions." Mr. Dachis holds a B.A. degree in dance and dramatic literature from SUNY Purchase and an M.A. degree in media/entertainment business from New York University.

     Craig M. Kanarick, a co-founder of Razorfish, has been a Vice Chairman of the Board of Razorfish since January 1999, Chief Scientist of Razorfish since August 1998 and Secretary and a director of Razorfish since its inception in January 1995. Mr. Kanarick was Chairman of the Board of Razorfish from its inception until January 1999. Mr. Kanarick is Chairman of the Board, Chief Creative Officer, Secretary and a director of Razorfish Studios. He is also a director of the New York New Media Association and Rhizome Communications, Inc., a non-profit digital arts corporation. Mr. Kanarick devotes substantially all of his time to the management of Razorfish. See Item 13--"Certain Relationships and Related Transactions." Mr. Kanarick holds a B.A. degree in philosophy and a B.S. degree in computer science from the University of Pennsylvania and an M.S. degree in visual studies from the MIT Media Lab at the Massachusetts Institute of Technology.

     John Roberts become Chief Financial Officer of Razorfish in April 2000. Prior to joining Razorfish, Mr. Roberts had been a partner of PricewaterhouseCoopers LLP since 1998, and has served in various positions at PricewaterhouseCoopers LLP since 1988. Mr. Roberts holds a B.S. in accounting from Boston College and is a Certified Public Accountant.

     Michael Pehl has been Chief Operating Officer and a director of Razorfish since Razorfish's acquisition of International Integration Incorporated ("i-Cube") in November 1999. Prior thereto, he served as Chief Executive Officer of i-Cube since June 1996 and chairman of its Board of Directors since July 1996. From March 1994 to May 1996, Mr. Pehl was Chief Executive Officer of Deloitte & Touche Consulting Group/ICS, the global SAP and Baan package implementation group of Deloitte Touche Tohmatsu International, a global accounting and consulting firm.

From January 1991 until March 1994, Mr. Pehl was Chief Executive Officer of ICS, a systems implementation firm that he founded and sold to Deloitte & Touche in 1994. Prior to founding ICS, Mr. Pehl was employed by SAP AG and SAP America from July 1986 to December 1990 where he held various positions in the consulting and development organizations. Mr. Pehl was a member of the SAP AG team that relocated to the United States in 1987 and established SAP America.

     Susan Murphree has been Executive Vice President--Mergers and Acquisitions, Integration and Treasury of Razorfish since the acquisition of i-Cube. She was Chief Financial Officer of Razorfish from January 1998 until the i-Cube acquisition and served as interim Chief Financial Officer from February 2000 until the appointment of John Roberts in April 2000. Prior to joining Razorfish, Mrs. Murphree was Chief Financial Officer of the New York office of TBWA Chiat/Day Inc., an advertising agency, from March 1996 to December 1997. Prior to the merger of TBWA International and Chiat/Day, Mrs. Murphree was International Controller for TBWA from May 1994 to February 1996. From August 1988 to April 1994, Mrs. Murphree worked for Arthur Andersen LLP in various positions, including manager. Mrs. Murphree holds a First Class B.S. degree in economics from Loughborough University and is a member of the Institute of Chartered Accountants of England and Wales.

     Michael S. Simon has been Executive Vice President--Business Affairs of Razorfish since November 1998 and General Counsel of Razorfish since July 1998. Mr. Simon was Senior Vice President of Business Affairs of Razorfish from July 1998 to November 1998, and he was Razorfish's Vice President of Business Affairs from October 1996 to July 1998. Prior to joining Razorfish, Mr. Simon was a Senior Director of Legal Affairs for Polygram Records, Inc. from April 1995 to October 1996. From November 1993 to April 1995, he was an associate at the law firm Levine Thall Plotkin & Mennin, LLP. Mr. Simon is also the President and a director of Razorfish Studios. Mr. Simon was also the President of Simon Ventures, Ltd., an artist management and management consulting firm that he founded, from October 1996 until Simon Ventures was sold to Razorfish Studios in February 1999. He devotes a substantial portion of his time to the management of Razorfish. See Item 13--"Certain Relationships and Related Transactions." Mr. Simon holds a B.A. degree in American studies from Amherst College and a J.D. degree from Columbia University.

     Jean-Philippe Maheu has served as Executive Vice President--North American Operations of Razorfish since January 1999. He was Executive Vice President of Corporate Development of Razorfish from December 1997 until December 1998. Mr. Maheu served as Vice President of Business Development and Strategy of Razorfish from July 1997 until December 1997. From February 1995 to June 1997, Mr. Maheu served as a principal of Gunn Partners, a management consulting firm. From September 1989 to January 1995, Mr. Maheu was a consultant and manager of A.T. Kearney, an international management consulting firm. Mr. Maheu holds a M.S. degree in information systems from Pierre and Marie Curie University--Paris and an M.B.A. degree in finance and marketing from the J.L. Kellogg Graduate School of Management at Northwestern University.

     Anders Eriksson has been Executive Vice President--European Operations for Razorfish since May 1999. He was previously Business Area Manager of Media and Telecom for Spray/Razorfish Stockholm. From August 1995 through July 1997, Mr. Eriksson was Consultant and Manager of Bossard Consultants (international management consultant firm). From August 1997 though September 1998, he was Senior Consultant at Gemini Consulting (an international management consultant firm). From April 1994 through July 1995, he was responsible for interactive TV at Everyday, a member of the Kinnevik Group.

     Evan Orensten has served as Executive Vice President--Global Communications of Razorfish since January 1999. From June 1997 to January 1999, he was Managing Director of Razorfish's New York office. Mr. Orensten served as a Vice President and Senior Interactive Strategist of Siegel & Gale, a consulting firm, from January 1995 to May 1997. Mr. Orensten holds an A.B. degree in Asian studies from Vassar College and an M.B.A. degree in international business from L'Ecole des Haute Etudes Commerciales.

     Per I.G. Bystedt has served as Chairman of the Board of Razorfish since January 1999. He is also Chief Executive Officer and a director of Spray Ventures AB. Mr. Bystedt served as Chairman of the Board of Spray Networks AB ("Spray") from September 1997 until the closing of Razorfish's acquisition of Spray in January 1999. From January 1995 until February 1997, Mr. Bystedt served as Chief Executive Officer of TV4 Broadcasting Group Ltd., a Scandinavian satellite and cable television network. From January 1995 to April 1997, Mr. Bystedt was an Executive Vice President for Modern Times Group AB with the primary responsibility for supervising all of the satellite and cable TV, pay TV and smart card system companies within this organization. Mr. Bystedt holds a degree in natural science from Hersby Skola and an M.B.A. degree from the Stockholm School of Economics.

     Jonas S.A. Svensson, a co-founder of Spray, has served as a Vice Chairman of the Board of Razorfish since January 1999 He was Executive Vice President-- Corporate Development from January 1999 until the i-Cube acquisition. Prior to the Spray acquisition, he served as director of brand and strategic developments of Spray and was also Chairman of the Board of Spray. From January 1995 to June 1995, Mr. Svensson was Executive Vice President for Everyday, a company specializing in interactive media and ISP services that is a member of Kinnevik Group, the Nordic media group.

     Carter F. Bales has been a director of Razorfish since March 1999. Mr. Bales has served as a managing director of The Wicks Group of Companies, L.L.C., a private equity investment firm specializing in certain segments of the communications, information and media industries that he co-founded, since June 1998. From June 1965 until June 1998, Mr. Bales was a director and served in various other senior positions at McKinsey & Company, Inc., an international management consulting firm. Since leaving McKinsey in 1998, Mr. Bales has provided continued services to McKinsey as an outside consultant and as a member of McKinsey's Advisory Council.

     Kjell A. Nordstrom has been a director of Razorfish since March 1999. Mr. Nordstrom has been executive director of the Institute of International Business and an assistant professor at the Stockholm School of Economics since 1991. Mr. Nordstrom has also been a director of Spray Ventures since 1998 and a director of Geelmuyden-Kiesse AS, an indirect subsidiary of Razorfish, since 1996.

Compliance with Section 16(a) of the Securities Exchange Act of 1934 (Beneficial Ownership Reporting)

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. Copies of these reports are also required to be delivered to the Company.

     The Company believes, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, that during the fiscal year ended December 31, 1999, that Messrs. Dachis, Kanarick, Bystedt, Eriksson, Svensson, Bales, Nordstrom and Wren were inadvertently late in filing a Form 3 reporting their elections as directors of the Company. In addition, Mr. Orensten was inadvertently late in filing his Form 4 in December to report exercises of stock options that occurred in September. Mr. Maheu inadvertently failed to file his Form 4 for exercises of options that occurred in August and a sale of stock that occurred in November and had to file these transactions on his Form 5. Messrs. Bystedt and Svensson inadvertently failed to file Forms 4 for transactions completed in August and November relating to warrants exercisable for shares of Common Stock and had to file these transactions on their Forms 5.

Relationships Among Directors or Executive Officers

     There are no family relationships among any of the directors or executive officers of the Company.

Item 11     Executive Compensation

     The following table sets forth compensation earned, whether paid or deferred by the Company's Chief Executive Officer and its other four most highly compensated executive officers during the year ended December 31, 1999 (the "Named Executive Officers") for services rendered in all capacities to the Company.

Summary Compensation Table


                                                                                                          Long-term
                                                                     Annual compensation             compensation awards
                                                                  --------------------------      ----------------------------
                                                      Fiscal                                                Securities
Name and principal position                            Year         Salary ($)     Bonus ($)         underlying options (#)
---------------------------                          --------     ------------    -----------     ----------------------------
Jeffrey A. Dachis..................................    1999        $300,000(1)            --                1,220,000(2)
  President, Chief Executive Officer
  and Treasurer

Michael Pehl.......................................    1999         300,000         $202,500                       --
  Chief Operating Officer

Laurence P. Begley (3).............................    1999         280,000          126,000                       --
  Former Chief Financial Officer
  and Executive Vice President

Jean-Philippe Maheu................................    1999         150,000          125,000(4)               250,000(5)
  Executive Vice President
  --North American Operations

Michael Simon......................................    1999         150,000           50,000(4)               390,000(6)
  Executive Vice President
  --Business Affairs and General Counsel

_________________
(1) Mr. Dachis' annual salary was reduced in April 1999 from $104,000 to $36,000 and subsequently raised to $40,000 in October 1999 and $300,000 in December 1999.
(2) 120,000 of these options were granted in April 2000, although they were compensation for services rendered during 1999.
(3) Mr. Begley resigned as Chief Financial Officer and Executive Vice President in February 2000.
(4) Although these bonus amounts were paid in January 2000, they were compensation for services rendered during 1999.
(5) 135,000 of Mr. Maheu's shares were granted in January 2000 and 35,000 were granted in April 2000, although they were compensation for services rendered during 1999.
(6) 100,000 of each of Mr. Simon's shares were granted in January 2000 and 30,000 were granted in April 2000, although they were compensation for services rendered during 1999.

     The amount of the bonus paid to each Named Executive Officer was partially based upon the financial results of Razorfish during 1999 and partially based on the decision of the Chief Executive Officer.

Option Grants in Fiscal 1999

     The following table sets forth information regarding stock options granted pursuant to the 1999 Stock Incentive Plan during 1999 to each of the Named Executive Officers.

                                               Percent of                                           Potential realizable value
                               Number of      total options                                          at assumed annual rates of
                               securities       granted to         Exercise                          stock price appreciation
                               underlying      employees in         or base                            for option term ($)
                                 options       fiscal year           price                          -----------------------------
Name                           granted (#)         (%)             ($/share)     Expiration date         5%              10%
----                         --------------   ---------------     -----------    ---------------    ------------     ------------
Jeffrey A. Dachis.........    1,000,000(1)                            20.31          12/15/09         12,772,850       32,368,909
                                100,000(2)          28.45%            12.50          08/10/09            786,118        1,992,178
Michael Pehl..............             (3)
Laurence P. Begley........             (3)
Jean Philippe-Maheu(4)....       30,000(5)                             8.00           4/26/09            150,935          382,498
                                 60,000(2)           2.33%            12.50          08/10/09            471,671        1,195,307
Michael Simon(4)..........      220,000(6)                             8.00           4/26/09          1,106,855        2,804,987
                                 60,000(2)           6.72%            12.50          08/10/09          4,716,710       11,953,068

__________________
(1) Options vest in 36 equal monthly installments beginning on the date of grant.
(2) Options vest one-third on the first anniversary of the date of grant and thereafter in 24 equal monthly installments.
(3) Mr. Pehl and Mr. Begley received a total of 2,610,764 and 1,023,748 options of Razorfish Common Stock, respectively, in connection with Razorfish's acquisition of i-Cube in November of 1999.
(4) Does not include options granted to Mr. Simon and Mr. Maheu in January of 2000 for services rendered in 1999.
(5) 10,000 of these options vested immediately; of the remaining 20,000, one-third vest on the first anniversary of the date of grant and the remainder vest in 24 equal monthly installments thereafter.
(6) 20,000 of these options vested immediately; of the remaining 200,000, one-third vest on the first anniversary of the date of grant and the remainder vest in 24 equal monthly installments thereafter.

     The values set forth in the last two columns of the table set forth above represent the gain that the Named Executive Officer would realize assuming that
(1) such officer exercises all of the options granted at the end of their respective terms and (2) the value of a share of Razorfish's Common Stock has increased annually by a rate of 5% and 10% during the term of the option. These growth rates are prescribed by the Securities and Exchange Commission. By including these values in this Proxy Statement, Razorfish does not intend to forecast the possible appreciation of its Common Stock or to establish a present value of these options. In addition, the Named Executive Officer will not realize any gain unless there is an increase in Razorfish's stock price.

Fiscal Year-End Option Values

     The following table sets forth certain information with respect to the Named Executive Officers regarding the stock options exercised during 1999. It shows the aggregate number of unexercised options to purchase Common Stock granted in all years and held by the Named Executive Officers as of December 31, 1999, and the value of unexercised in-the-money options (i.e., options that had a positive spread between the exercise price and the fair market value of the Common Stock) as of December 31, 1999. The value of unexercised options at year-end is based on the December 31, 1999 closing price of $47.56 per share of common stock as reported on the Nasdaq National Market and as adjusted to take into account the 2 for 1 stock split that occurred in January of 2000.

                                                                  Number of securities
                                                                 underlying unexercised         Value of unexercised in the money
                                 Shares                        options at fiscal year-end          options at fiscal year-end
                              acquired on         Value       ----------------------------      ----------------------------------
Name                            exercise        realized      Exercisable    Unexercisable       Exercisable        Unexercisable
----                          -----------      ----------     -----------    -------------      -------------      ----------------
Jeffrey A. Dachis..........           -         $      -           94,444       1,205,556        $  3,894,509          $36,276,742
Michael Pehl...............           -                -        2,610,124               -         119,558,775                    -
Laurence P. Begley.........           -                -        1,023,748               -          46,402,098                    -
Jean-Philippe Maheu........      52,528          735,392           29,192         132,522           1,298,849            5,366,817
Michael Simon..............      20,000          353,750           20,000         260,000             791,250           10,016,250

Directors Compensation

     Directors who are also employees of Razorfish receive no additional compensation for their services as directors. Directors who are not employees of Razorfish do not receive a fee for attendance in person at meetings of the Board of Directors or committees of the Board of Directors, but they are reimbursed for travel expenses and other out-of-pocket costs incurred in connection with the attendance of meetings.

Employment and Non-Competition Agreements

     Employment and non-competition agreements with Mr. Dachis

     Razorfish has entered into an employment agreement with Mr. Dachis, pursuant to which Mr. Dachis serves as President, Chief Executive Officer and Treasurer. Although in 1998 Mr. Dachis was paid an annual base salary of $104,000, as of April 1999, his salary was reduced to $36,000 per annum and as of December 1999 increased to $300,000 per annum. His salary may be further changed in accordance with Razorfish's salary review and budget policies. In addition, pursuant to the terms of the agreement, Mr. Dachis serves as a director of Razorfish without any additional compensation.

     The initial term of Mr. Dachis' employment agreement expires on December 31, 2001. Upon the expiration of the initial term, the agreement remains in effect and may be terminated by either party upon six months' prior written notice. In addition, at any time after June 30, 2001, Razorfish may, at its option, elect to place Mr. Dachis on "leave of absence status" during which time he will no longer be responsible for his duties but will be entitled to payment of his salary and the other benefits provided in the agreement.

     The agreement also contains customary provisions relating to the protection of confidential information and non-solicitation of Razorfish's employees or clients upon the executive's termination of employment.

     Razorfish has also entered into a non-competition agreement with Mr. Dachis. The agreement provides that Mr. Dachis will not, until the later of December 31, 2001 and the termination of his employment with Razorfish, (1) solicit business of the type performed by Razorfish from any Razorfish client,
(2) solicit Razorfish's employees or (3) render services of the type performed by Razorfish for any Razorfish client. A Razorfish client includes any person that is a client at the time of, or during the two-year period prior to, termination of such employee's employment and prospective clients to whom Razorfish has made a presentation during the one-year period prior to such termination.

     Employment and non-competition agreement with Mr. Pehl

     Razorfish has entered into an employment agreement with Mr. Pehl which became effective upon consummation of the acquisition of i-Cube, November 2, 1999. Pursuant to this employment agreement, Mr. Pehl serves as Chief Operating Officer, is paid an annual base salary of $300,000 and receives up to $4,000 per month in housing allowance to rent an apartment in New York City. Mr. Pehl is also eligible to receive a bonus for 1999 of up to 75% of his base salary, subject to the terms and conditions of the i-Cube bonus plan, and will be eligible to receive a bonus in 2000 as determined by the Compensation Committee of the Razorfish Board of Directors.

     The initial term of the agreement is one year and the agreement automatically renews for successive one-year terms unless terminated by either party 60 days prior to the then-current term.

     The agreement contains customary provisions relating to the protection of confidential information, and non-solicitation of Razorfish's employees or clients upon the executive's termination of employment. The agreement also provides that during the term of the agreement and for six months after his employment terminates, Mr. Pehl will not compete with the business of Razorfish.

     Employment agreement with Mr. Maheu

     Razorfish has also entered into an employment agreement with Mr. Maheu. Mr. Maheu serves as Executive Vice President--North American Operations. His annual base salary is $150,000. The initial term of Mr. Maheu's employment agreement expired on June 30, 1999, but the agreement is automatically renewable for successive one-year terms unless terminated by either party 90 days prior to the scheduled renewal date.

     Mr. Maheu is also eligible to participate in Razorfish's bonus and profit-sharing programs. The agreement also contains customary provisions relating to assignment to Razorfish of proprietary information developed during employment, the protection of confidential information, and non-solicitation of Razorfish's employees or clients upon the executive's termination of employment.

Stock Option Plans

1999 Stock Option Plan

     General. In March 1999, Razorfish's Board of Directors adopted and the stockholders approved the 1999 Stock Incentive Plan. In connection with the i-Cube acquisition, the 1999 Stock Incentive Plan was amended in November 1999 to provide for the issuance of a total of up to 7,124,812 shares of Common Stock. In January 2000 and April 2000, the Board of Directors approved amendments to the 1999 Stock Incentive Plan, conditioned upon and not to take effect until approved by the Company's stockholders, to increase the number of shares of common stock reserved for issuance under the 1998 Stock Incentive Plan by 7,778,100 shares and 12,000,000 shares, respectively.

     The 1999 Stock Incentive Plan permits the grant of "incentive stock options" ("ISOs") within the meaning of Section 422 of the Code only to employees of the Company or any parent or subsidiary corporation of the Company. Non-qualified stock options may be granted to employees, directors and consultants. As of December 31, 1999, options to purchase a total of 3,428,942 shares were outstanding, and 3,663,870 shares remained available for future grant under the 1999 Stock Incentive Plan.

     The 1999 Stock Incentive Plan provides for the grant of options, including incentive stock options and non-qualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, performance units, performance shares or any combination thereof (collectively, the "Awards"). The exercise price of Awards is established by the Compensation Committee, and, in the case of incentive stock options, the exercise price must be equal to at least 100% of the fair market value of a share of the Common Stock on the date of grant. The Compensation Committee determines the terms and provisions of each award granted under the 1999 Stock Incentive Plan, including the vesting schedule, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment, payment contingencies and satisfaction of any performance criteria.

     Administration. The 1999 Stock Incentive Plan is administered by the Compensation Committee. The Compensation Committee is authorized to construe, interpret and implement the provisions of the 1999 Stock Incentive Plan, to select the Key Persons to whom awards will be granted, to determine the terms and provisions of awards and, with the consent of the grantee, to amend the terms of any outstanding award. The determinations of the Compensation Committee are made in its sole discretion and are conclusive. The committee is constituted in such a manner as to satisfy applicable laws, including Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended ("Rule 16b-3"). With respect to Awards subject to Code Section 162(m), the committee will be comprised solely of two or more "outside directors" as defined under Code
Section 162(m) and applicable tax regulations. For grants of Awards to individuals not subject to Rule 16b-3 and Code Section 162(m), the Board may authorize one or more officers to grant such Awards.

     Amendment and Termination. The Board of Directors may, without stockholder approval, amend, suspend or terminate the 1999 Stock Incentive Plan at any time or from time to time, unless stockholders approval is required by law or the amendment, suspension or termination affects awards that have already been granted. Unless sooner terminated by the Board of Directors, the provisions of the 1999 Stock Incentive Plan terminate on the tenth anniversary of the adoption of the 1999 Stock Incentive Plan by the Board of Directors. All awards made under the 1999 Stock Incentive Plan prior to its termination remain in effect until they are satisfied or terminated. To the extent necessary to comply with applicable provisions of federal securities laws, state corporate and securities laws, the Code, the rules of any applicable stock exchange or national market system, and the rules of any foreign jurisdiction applicable to Awards granted to residents therein, the Company will obtain stockholder approval of any amendment to the 1998 Stock Incentive Plan in such a manner and to such a degree as required. The 1999 Stock Incentive Plan will terminate on March 19, 2009 unless previously terminated by the Board.

     Other Terms. Subject to any action that may be required by the stockholders of Razorfish, the Compensation Committee may, in its discretion, proportionately adjust the number and price of outstanding awards, and the number of shares authorized for issuance under the 1999 Stock Incentive Plan, in the event of a stock dividend, stock split, recapitalization or other corporate action having a similar effect on the capitalization of Razorfish. In the event of a Change in Control, Corporate Transaction or Related Entity Disposition (each as defined in the 1999 Stock Incentive Plan), the Compensation Committee has the authority to accelerate the vesting schedule of, release from restrictions on transfer of and terminate repurchase or forfeiture rights with respect to any outstanding award. The Compensation Committee may establish programs that provide for the exchange of awards for one or more other types of awards by certain Key Persons and the grant of certain types of awards to one or more classes of Key Persons. In addition, the Compensation Committee may at any time offer to buy out for cash or shares of Common Stock any outstanding award.

     Tax consequences. The following description of the tax consequences of awards under the 1999 Stock Incentive Plan is based on present Federal tax laws, and does not purport to be a complete description of the tax consequences of the 1999 Stock Incentive Plan.

     There are generally no Federal tax consequences either to the optionee or to Razorfish upon the grant of an option. On the exercise of an incentive stock option, the optionee will not recognize any income, and Razorfish will not be entitled to a deduction for tax purposes, although such exercise may give rise to liability for the optionee under the alternative minimum tax provisions of the Internal Revenue Code of 1986, as amended (the "Code"). However, if the optionee disposes of shares acquired upon the exercise of an incentive stock option within two years of the date of grant or one year of the date of exercise, the optionee will recognize ordinary income, and Razorfish will be entitled to a deduction for tax purposes in the amount of the excess of the fair market value of the shares of Common Stock on the date of exercise over the exercise price (or the gain on sale, if less). The remainder of any gain, and any loss, to the optionee will be treated as capital gain or loss. If the shares are disposed of after the foregoing holding periods are met, Razorfish will not be entitled to any deduction, and the entire gain or loss will be treated as a capital gain or loss to the optionee. On exercise of a non-qualified stock option, the amount by which the fair market value of Common Stock on the date of exercise exceeds the exercise price will generally be taxable to the optionee as ordinary income and will generally be deductible for tax purposes by Razorfish. The disposition of shares upon exercise of a non-qualified option will generally result in capital gain or loss to the optionee but will have no tax consequences to Razorfish. An award of restricted shares of Common Stock generally will not result in income for the grantee or in a tax deduction for Razorfish until such time as the shares are no longer subject to forfeiture unless the grantee elects otherwise. At that time, the grantee generally will recognize ordinary income equal to the fair market value of the shares less any amount paid for them, and Razorfish generally will be entitled to a tax deduction in the same amount.

     In the case of a stock appreciation right, upon exercise of such right the holder will be taxed at ordinary income rates on the amount of cash and the fair market value of the other property received. Subject to the limitation described below, Razorfish will be entitled to a deduction at the same time and in the same amount as the holder has income. The tax consequences of other kinds of awards will depend on the particular terms and conditions of such awards. In general, in case of other awards, it is anticipated that such awards will result in ordinary income to the recipient and a deduction to the Company; however, the amount and timing of such income and any such deduction will depend on the time and conditions of the award.

     Limitations on Razorfish's compensation deduction. Although it is anticipated that certain awards under the 1999 Stock Incentive Plan will, pursuant to Section 162(m) of the Code, meet the requirements to avoid a limit on deductibility, no assurances can be given that all awards will meet such requirements. Specifically, awards of restricted stock will be subject to the limitation on deductibility imposed by Section 162(m) of the Code. Accordingly, the 1999 Stock Incentive Plan limits to 500,000 the number of options and stock appreciation rights that may be granted to an employee in any one fiscal year, ensuring compliance under the requirements of Code Section 162(m) for compensation attributable to the 1999 Stock Incentive Plan intended to qualify as deductible performance-based compensation.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

     The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 31, 2000 by:

     (1) each person (or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) known by Razorfish to own beneficially 5% or more of the Common Stock;

     (2)  Razorfish's directors and Named Executive Officers; and

     (3)  all directors and executive officers of Razorfish as a group.

     As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from March 31, 2000 through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 95,426,755 shares of Common Stock outstanding as March 31, 2000. The information concerning share numbers provided in this section has been adjusted to reflect the resignation of Mr. John Wren as a director of the Company, which became effective as of March 31, 2000.

     Although listed in the table below, Mr. Bystedt does not own directly any shares of Common Stock. He is listed due to his affiliation with Spray Ventures, which is a direct holder of Common Stock. See notes 2 and 4 to the table. Although Mr. Begley is listed as one of the Named Executive Officers, he resigned as Razorfish's Chief Financial Officer and Executive Vice President in February 2000 and therefore is not included in the table below.

                                                                 Beneficial Ownership
                                                           --------------------------------
    Name and address of beneficial owner(1)                   Number              Percent
    ---------------------------------------                ------------         -----------
Spray Ventures AB(2)..................................     10,421,913(2)           10.92%
  Nybrogatan 55
  114 85 Stockholm, Sweden
Per I.G. Bystedt(2)(3)................................     10,421,913(4)           10.92
Jonas S. A Svensson(2)(3).............................     10,704,746(4)           11.22
Omnicom Group, Inc.(5)................................     11,916,666              12.49
  c/o Communicade Inc.
  437 Madison Avenue
  New York, New York  10022
Jeffrey A. Dachis.....................................      4,885,592(6)            5.10
Craig M. Kanarick.....................................      4,733,592(7)            4.95
Michael Pehl..........................................      2,510,124(8)            2.63
  101 Main Street
  Cambridge, Massachusetts  02142
Jean-Philippe Maheu...................................        126,445(9)             *
Michael Simon.........................................        104,922(10)            *
Carter F. Bales.......................................          8,611(11)            *
Kjell A. Nordstrom....................................         17,611(12)            *
All directors and executive officers as a group.......     23,265,539(13)          23.60

___________________
* Less than 1%

(1) Unless otherwise noted, the address of each of the persons listed is 32 Mercer Street, New York, New York 10013.
(2) Per Bystedt and Jonas Svensson, each of whom is an officer and director of Razorfish, collectively own more than 10% of the outstanding voting stock of Spray Ventures AB. There is no agreement among these individuals as to the voting of their shares of Spray Ventures. Spray Ventures is a publicly held company in Sweden. In February 1999, the board of directors of Spray Ventures approved the issuance of warrants to purchase certain of the shares of Razorfish Common Stock owned by Spray Ventures to approximately 200 shareholders including Messrs. Bystedt and Svensson. Each Spray Ventures' shareholder received one warrant for each common share of Spray Ventures owned by such shareholder. Each warrant gives the holder the right to purchase eight shares of Razorfish Common Stock at a per share purchase price of SEK 32 ($3.70 based upon the March 27, 2000 exchange rate of SEK 8.64013=$1.00). Spray Ventures has issued an aggregate of 472,738 warrants to purchase an aggregate of 3,781,904 shares of Common Stock. The warrant holders are entitled to exercise the warrants during the period commencing on October 22, 1999 and ending on the day which is 45 days after the underlying Razorfish Common Stock is registered with the Securities and Exchange Commission. If all such warrants were to be exercised in full, the number of shares of Razorfish Common Stock held by Spray Ventures would be 6,640,009.
(3) The principal business address of Messrs. Bystedt and Svensson is c/o Razorfish AB, Nybrogatan 55, Stockholm 11485, Sweden.
(4) Includes 10,421,913 shares of Common Stock beneficially held by Spray Ventures. Messrs. Bystedt and Svensson are members of the board and shareholders of Spray Ventures. However, none of Messrs. Bystedt or Svensson or any other member of the board of Spray Ventures, acting alone, has voting or investment power with respect to Razorfish's Common Stock directly or indirectly beneficially owned by Spray Ventures and, as a result, each of Messrs. Bystedt and Svensson disclaim beneficial ownership of these shares. Spray Ventures is a publicly held company in Sweden.
     As of December 31, 1999 Messrs. Bystedt and Svensson held 80,664 and 395,784 warrants, respectively, to purchase shares of Razorfish Common Stock. Prior to exercise of such warrants and receipt of such shares, no voting or dispositive powers exist for such shares.
(5) The shareholder of record is Communicade, a wholly owned subsidiary of Omnicom. Omnicom is a publicly held company.
(6) Includes 300,000 shares of Common Stock subject to options that are currently exercisable by Mr. Dachis.
(7) Includes 148,000 shares of Common Stock subject to options that are currently exercisable by Mr. Kanarick.
(8) Represents shares of Common Stock subject to options that are currently exercisable by Mr. Pehl. These options were received by Mr. Pehl in connection with the i-Cube acquisition.
(9) Includes 35,858 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2000 by Mr. Maheu.
(10) Includes 84,722 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2000 by Mr. Simon. Also includes 200 shares of Common Stock held by Fifi Simon, Mr. Simon's wife, the beneficial ownership of which is disclaimed by Mr. Simon.
(11) Includes 3,611 shares of Common Stock subject to options that are exercisable within 60 days of March 31, 2000 by Mr. Bales.
(12) Includes 3,611 shares of Common Stock subject to options that are exercisable within 60 days of March 31, 2000 by Mr. Nordstrom.
(13) Includes shares held by Spray Ventures, the beneficial ownership of which is attributed to but disclaimed by Messrs. Bystedt and Svensson, and 3,148,890 options held by directors and officers and exercisable on or within 60 days of March 31, 2000.

Item 13    Certain Relationships And Related Transactions

  Transactions with Omnicom

     In September 1996, Razorfish, Communicade (f/k/a JWL Associates Corp.) and Messrs. Dachis and Kanarick, officers and directors of Razorfish, entered into the Shareholders Agreement, which remained in effect until January 5, 1999, the closing date of the Spray acquisition. Pursuant to the terms of the agreement, Omnicom agreed that, as long as it was a shareholder of Razorfish, it would provide Razorfish with a $2.0 million working capital line of credit and an acquisition line of credit to be used for the purchase of "new media" companies.

     In connection with the Spray acquisition, Razorfish, Communicade, Spray Ventures and Messrs. Dachis and Kanarick entered into the Stockholders Agreement which replaced the Shareholders Agreement and terminated on April 30, 1999, the closing date of Razorfish's initial public offering. Pursuant to the terms of the Stockholders Agreement, Communicade provided the working capital line of credit and the acquisition line of credit to Razorfish on the same terms and conditions as were set forth in the Shareholders Agreement.

     Razorfish repaid all outstanding amounts borrowed under the working capital line of credit in February 1999 with the proceeds from the exercise of the 10% option by Communicade described below. The first $1.0 million of principal amount outstanding bore no interest and additional amounts bore interest at a rate set from time to time by Omnicom. At the time Razorfish repaid this debt, there was a total of $1.3 million outstanding, and the applicable interest rate was 5.95%. The working capital line of credit was secured by a first priority lien on Razorfish's assets. This lien was released at the time of repayment. This line of credit terminated upon the closing of Razorfish's initial public offering.

     Razorfish repaid all outstanding amounts under the acquisition line of credit on April 30, 1999 with the proceeds of the initial public offering. At the time Razorfish repaid this debt, there was a total of $4.0 million outstanding and the applicable interest rate was 5.95%.

     Pursuant to the terms of the Stockholders Agreement, Communicade was granted an option to purchase from Razorfish the number of shares of Common Stock equal to 10% of Razorfish's Common Stock on a fully diluted basis on the date the option was exercised. In February 1999, before Razorfish's initial public offering, Communicade exercised this option and purchased 1,976,810 shares of Common Stock. The option had an exercise price of 80% of the Razorfish initial public offering price per share. At the time of exercise Communicade paid $8 per share, or a total of $15.8 million, which was 80% of an assumed offering price in the initial public offering of $10 per share. Razorfish has valued the option at the date of exercise and has recorded additional purchase price for the Spray acquisition of $6,325,792 as a pro forma adjustment to goodwill. After the option was exercised, the purchase price for the shares issued under the 10% option was increased to reflect the actual offering price of $16.00 per share in the initial public offering. Accordingly, at the closing of the initial public offering Communicade paid an additional $9,488,692 for the shares, the difference between the amount initially paid by Communicade based on the estimated initial public offering price and the amount payable based on the actual offering price.

     Simultaneously with the Spray acquisition, Messrs. Dachis and Kanarick each sold an additional 727,272 shares of Common Stock, representing a total of 4% of the issued and outstanding shares of Common Stock on the date of transfer, to Communicade in exchange for $1.5 million in cash.

  RSUB

     Razorfish Studio, Inc. d/b/a RSUB ("RSUB") produces and publishes on-line content, including art, computer games, and literature, as well as screensavers, audio recordings, books and films. RSUB also manages artists and provides management consulting to artists. The majority of RSUB's common stock is owned by Communicade and Messrs. Dachis and Kanarick, each of whom is a stockholder of Razorfish. Michael S. Simon, an officer of Razorfish, is also a stockholder, a director and President of RSUB. Mr. Dachis is the Chief Executive Officer of RSUB, and Mr. Kanarick is Chairman of the Board, Chief Creative Officer and Secretary of RSUB.

     RSUB was formed in October 1997. Both prior to its formation, and for a period of time after, part of the RSUB business was operated as a division of Razorfish. In October 1997, Razorfish assigned to RSUB all of its rights, title and interest in and to all of the RSUB digital media properties owned by Razorfish, including RSUB, The Razorfish Subnetwork (located at www.rsub.com), and all content located in such websites.

     In exchange for the use of its facilities, Razorfish allocates a portion of its overhead to RSUB, based on the ratio of the number of employees of RSUB to the number of employees of both Razorfish and RSUB. Until January 1999, Razorfish made its employees available to RSUB at a single discounted rate which was approximately 57% of the average billing rate for Razorfish employees. Razorfish currently charges RSUB its full billing rates with no discounts. In addition, Razorfish provides RSUB with funds to cover operating expenses and salaries which are refunded by RSUB. As of December 31, 1999, RSUB owed approximately $2,944,000 to Razorfish for certain services rendered by Razorfish employees, overhead and other advances made by Razorfish. Messrs. Dachis and Kanarick have unconditionally guaranteed to pay this amount to Razorfish in the event of a default by RSUB, pursuant to a guaranty entered into in December 1998. Razorfish expects that future amounts owed by RSUB will also be guaranteed by Messrs. Dachis and Kanarick.

     RSUB currently has 23 employees. RSUB also sells limited numbers of its products to Razorfish and its employees at a discounted rate to the retail cost. Such products are used by Razorfish primarily as promotional items for its clients.

     Razorfish licenses the "Razorfish" trademark and design logo to RSUB pursuant to a trademark license agreement on a royalty-free basis. The trademark license contains customary provisions giving Razorfish the ability to control the use of the Razorfish trademark by RSUB. Because the "Razorfish" trademark and design logo are licensed to RSUB, Razorfish's name and reputation could be materially and adversely affected by content published or actions taken by RSUB.

     In August 1999, Razorfish entered into a Convertible Note Purchase Agreement with RSUB pursuant to which Razorfish purchased from RSUB a convertible promissory note in the principal amount of $2,250,000. The note matures on the earlier of (A) August 2, 2002, or (B) the date of closing of RSUB's first firm commitment underwritten public offering pursuant to an effective Registration Statement under the Securities Act. RSUB has agreed to pay interest on the unpaid principal at the rate of 6% per annum. At Razorfish's option, the note may be converted into shares of RSUB common stock, par value $.01, at the rate of one share of RSUB common stock for each $3.00 outstanding under the note at the time of Razorfish's conversion request. Razorfish may convert all or part of the outstanding amount of principal and interest due on the note. Messrs. Dachis and Kanarick have personally guaranteed repayment of the note.

  Other Transactions

     In December 1998, Messrs. Dachis and Kanarick, officers of Razorfish, sold 1,000,000 shares of Common Stock to Razorfish for an aggregate purchase price of $500,000. The purchase price was paid in full in March 1999. Messrs. Dachis and Kanarick sold these shares of Common Stock to Razorfish so that Razorfish could satisfy its obligations to an employee, who was a former executive officer, arising under a stock option agreement entered into by Razorfish and such employee. The 1,000,000 purchased shares were issued out of treasury to the employee in connection with the exercise in December 1998 of options held by him at an exercise price of $1.00 per share.

     Simultaneously with Razorfish's acquisition of Spray Network AB ("Spray") in January 1999, Communicade purchased 563 common shares of Spray from Spray Ventures AB, representing 20% of the issued and outstanding shares of Spray at the time of the transaction. In connection with the Spray acquisition, all of these shares were exchanged for 3,953,620 shares of Common Stock. Upon the closing of these two transactions, Communicade owned a total of 11,235,774 shares of Common Stock.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RAZORFISH INC.

                                      By:   /s/ Jeffrey A. Dachis
                                          ------------------------------
                                            Jeffrey A. Dachis
                                      President and Chief Executive Officer
                                         (Principal Executive Officer)

Date:  April 28, 2000