Form 10-Q
period 2000-03-31
RAZORFISH INC
filed 2000-05-15
CIK 1075088

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            _______________________

                                   FORM 10-Q

                                   (Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2000

                             --------------------

                                      OR

  [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

       For the transition period from _______________ to _______________

                    Commission File Number        000-25847

                              -------------------

                                RAZORFISH, INC.

                             ----------------------

             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                            13-3804503
          --------                                            ----------
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
Incorporation or Organization)                   Number)

            32 Mercer Street, 3rd Floor, New York, New York, 10013
          ----------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

                                (212) 966-5960
                                --------------
             (Registrant's Telephone Number, Including Area Code)

                                      N/A
                                    ------
                    (Former Name, Former Address And Former
                  Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

The number of shares outstanding of the Registrant's Class A Common Stock as of May 9, 2000 was 93,788,211.

                                RAZORFISH, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Financial Statements

               Consolidated Balance Sheets as of December 31, 1999 (audited) and March 31, 2000

               Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 2000

               Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 2000

               Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Qualitative and Quantitive Disclosure about Market Risk

PART II.   OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds

Item 6.        Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

Exhibit 27.1   Financial Data Schedule

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

                       RAZORFISH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                           December 31,    March 31,
                                                                                              1999           2000
                                                                                            ---------      --------
                                                                                            (audited)     (unaudited)
                                        ASSETS
CURRENT ASSETS:
     Cash and cash equivalents........................................................       $ 98,798      $ 89,623
     Accounts receivable, net of allowance for doubtful accounts of $1,416 and $782
          at December 31, 1999 and March 31, 2000, respectively.......................         30,420        35,254
     Unbilled revenues................................................................         15,667        23,291
     Prepaid expenses and other current assets........................................          3,731         5,181
     Deferred tax assets..............................................................          1,225           299
     Due from affiliate...............................................................          3,523         2,749
                                                                                             --------      --------
          Total current assets........................................................        153,364       156,397
PROPERTY AND EQUIPMENT, net of accumulated depreciation and
           amortization of $6,914 and $9,419 at December 31, 1999 and
           March 31, 2000, respectively...............................................         15,428        16,538
INTANGIBLES, net of accumulated amortization of $3,641 and $5,748 at
           December 31, 1999 and March 31, 2000, respectively.........................         79,233       188,928
LOAN TO AFFILIATE.....................................................................          2,250         3,171
OTHER ASSETS..........................................................................          1,315         2,099
                                                                                             --------      --------
          Total assets................................................................       $251,590       367,133
                                                                                             ========     =========
LIABILITIES AND STOCKHOLERS' EQUITY
-----------------------------------
CURRENT LIABILITES:
     Due to affiliate                                                                        $     97      $    106
     Accounts payable and accrued expenses............................................         36,086        29,654
     Income taxes payable.............................................................          9,132         2,177
     Deferred revenues................................................................          2,464         3,543
     Deferred rent....................................................................            604           802
     Current portion of long-term obligations.........................................            682           105
                                                                                             --------      --------
          Total current liabilities...................................................         49,065        36,387
LONG-TERM OBLIGATIONS.................................................................          1,760           683
DEFERRED TAX LIABILITY................................................................            191         1,057
OTHER LIABILITIES.....................................................................          2,221         7,760
                                                                                             --------      --------
          Total liabilities...........................................................         53,237        45,887

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock $.01 par value; 10,000,000 shares authorized; none issued
        or outstanding................................................................             --            --
     Common stock:
     Class A $.01 par value; 200,000,000 shares authorized; 88,811,621 and
        92,976,023 issued at December 31, 1999 and March 31, 2000, respectively.......            888           930
     Class B, $.01 par value; 50 shares authorized, issued, and outstanding
        at December 31, 1999 and March 31, 2000.......................................             --            --
     Receivable from stockholder......................................................           (533)         (533)
     Additional paid-in capital.......................................................        200,297       318,513
     Accumulated other comprehensive income...........................................              6           148
     Retained earnings (deficit)......................................................         (1,717)        2,776
     Treasury stock at cost; 73,584 shares at December 31, 1999 and March 31,
        2000..........................................................................           (588)         (588)
                                                                                             --------      --------
          Total stockholders' equity..................................................        198,353       321,246
                                                                                            ---------     ---------
          Total liabilities and stockholders' equity..................................      $ 251,590     $ 367,133
                                                                                            =========     =========

 The accompanying notes are an integral part of these consolidated financial statements.

                       RAZORFISH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                  Three Months Ended March 31,
                                                                                      1999          2000
                                                                                  ----------      --------
                                                                                          (unaudited)
Revenues.....................................................................       $  32,612     $ 64,116
Project personnel costs.......................................................         15,675       29,863
                                                                                    ---------     --------
     Gross profit.............................................................         16,937       34,253

   Sales and marketing........................................................          2,207        4,080
   General and administrative.................................................          8,902       20,381
   Non-cash compensation expense..............................................             27            -
   Amortization of intangibles................................................            792        1,986
                                                                                    ---------     --------

Income from operations........................................................          5,009        7,806
Other income, net.............................................................            404        1,006
                                                                                   ----------    ---------
     Income before income taxes...............................................          5,413        8,812

Provision for income taxes....................................................          2,313        4,319
                                                                                   ----------    ---------
     Net income...............................................................     $    3,100    $   4,493
                                                                                   ===========   =========
Earnings per share:

          Basic...............................................................     $     0.04    $    0.05

          Diluted.............................................................     $     0.04    $    0.05


Weighted average common shares outstanding:

          Basic...............................................................        74,441        91,027

          Diluted.............................................................        85,891        99,537

 The accompanying notes are an integral part of these consolidated financial statements.

                       RAZORFISH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                       Three Months Ended March 31,
                                                                                           1999            2000
                                                                                           ----            ----
                                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................              $    3,100      $    4,493
  Adjustments to reconcile net income to net cash used in by operating activities--
    Allowance for doubtful accounts.......................................                     110            (634)
    Depreciation and amortization.........................................                   2,634           4,612
    Non-cash common stock option compensation.............................                      27              --
    Tax benefit due to stock option exercise..............................                      --           3,488
    Increase in deferred tax assets.......................................                      --             382
    Changes in operating assets and liabilities, net of acquisitions:
       Accounts receivable................................................                 (12,440)         (4,200)
       Unbilled revenues..................................................                  (1,600)         (7,624)
       Prepaid expenses and other current assets..........................                  (3,136)         (1,450)
       Due from affiliate.................................................                    (995)            774
       Other assets.......................................................                    (245)           (164)
       Accounts payable and accrued expenses..............................                   5,702          (6,432)
       Deferred revenues..................................................                  (1,157)          1,079
       Deferred tax liabilities...........................................                      60             866
       Income taxes payable...............................................                   1,688          (6,955)
       Deferred rent......................................................                      33             198
       Due to related party...............................................                    (500)             --
       Other liabilities..................................................                    (320)          5,548
                                                                                        ----------      ----------
         Net cash used in operating activities............................                  (7,039)         (6,019)
                                                                                        ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................................                  (2,798)         (3,615)
    Proceeds from sale of marketable securities...........................                   6,373              --
    Purchase of marketable securities.....................................                  (3,488)             --
    Loan to affiliate.....................................................                      --            (921)
    Payments to cancel certain earn out arrangements associated with
    acquisitions..........................................................                      --          (1,000)
  Acquisitions of subsidiaries, net of cash acquired......................                  (1,192)         (2,248)
                                                                                        ----------      ----------
      Net cash used in investing activities...............................                  (1,105)         (7,784)
                                                                                        ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred registration costs.............................................                  (1,444)            (76)
  Proceeds payments to long-term obligations..............................                    (986)         (1,654)
  Proceeds from officer's loan............................................                     368               --
    Proceeds from exercise of Communicade's 10% option ...................                  15,814               --
    Proceeds from exercise of stock options ..............................
                                                                                               531            5,851
                                                                                        ----------      -----------
      Net cash provided by financing activities...........................                  14,283            4,121
                                                                                        ----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..............                     (31)             507
                                                                                        ----------      -----------
      Net increase (decrease) in cash and cash equivalents................                   6,108          (9,175)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................                  36,628          98,798
                                                                                        ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................              $   42,736      $   89,623
                                                                                        ==========      ==========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
  Fair market value of common stock issued to cancel certain earn out
  arrangements associated with acquisitions...............................               $      --      $   90,923
  Fair market value of common stock issued for acquisitions...............               $  54,940      $   16,996

      The accompanying notes are an integral part of these consolidated financial statements.

                       RAZORFISH, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (in thousands)

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Razorfish, Inc. ("Razorfish"), together with its wholly owned subsidiaries (the "Company"), is a leading provider of global digital solutions. Digital solutions are business solutions that use digital technologies to enhance communications and commerce between businesses and their consumers, suppliers, employees, and other partners. These digital solutions utilize a wide variety of platforms, including the World Wide Web, wireless, broadband, and satellite communications and a variety of digital devices and information appliances, including desktop PCs, mobile phones, pagers, personal digital assistants, and backend ERP and legacy systems. The Company thereby creates for its clients digital solutions and designs to help them fundamentally re-architect their business models and identify and improve communications and commerce opportunities. Razorfish currently has offices in New York, Boston, Los Angeles, San Francisco, Amsterdam, Hamburg, Helsinki, London, Mannheim, Milan, Oslo, and Stockholm.

     On January 12, 2000, the Board of Directors authorized a 2-for-1 stock split of the Company's Class A common stock effected as a 100% stock dividend on January 27, 2000 for stockholders of record on January 20, 2000. All references in the accompanying unaudited consolidated financial statements and footnotes have been retroactively restated to give effect to this stock split.

Principles of Consolidation

     The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended (File No. 000-25847). In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

     The results of operations presented for the three months ended March 31, 1999 and 2000 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

2.   SEGMENT REPORTING

     The Company discloses business segments under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and required those enterprises to report selected information about operating segments in interim financial statements. It also required disclosures about products and services, geographic areas, and major customers.

     The Company is a provider of global digital solutions. The Company evaluated its business activities that are regularly reviewed by executive management and Board of Directors for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one operating segment.

3.   ACQUISITIONS

     In January 2000, Razorfish acquired all of the outstanding stock of Qb International Holding AB ("Qb"). Under the terms of the acquisition, Razorfish issued 800 shares of its common stock with a fair value of $16,996 and paid cash of $3,082 for a total purchase price of $20,078. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible net assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $19,460 which is excess cost of net assets acquired and is being amortized over a useful life of 20 years.

     The following unaudited pro forma consolidated results of operations reflects the result of operations for the three months ended March 31, 1999 and 2000, as if the acquisitions had occurred on January 1, 1999 and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 1999 and may not be indicative of future operating results.

     For the three months ended March 31,

        Pro forma                                       1999            2000
        ---------                                       ----            ----
        Revenue                                        $1,213           $548
        Net income                                     $  110           $ 38
        Base net income per share                      $   --           $ --
        Diluted net income per share                   $   --           $ --

     In February 2000, Razorfish issued an aggregate of 160 shares of Common Stock with a fair value of $7,710 and made a cash payment of $1.0 million to the former principals of Media in consideration for their agreement to amend their respective acquisition agreements to remove the earn-out provisions contained therein. The payments associated with this transaction are accounted for as additional purchase price and an adjustment to goodwill. In connection with this agreement, Razorfish is required to issue an additional 53 shares of Common Stock on or about January 2002.

     In February 2000, Razorfish issued an aggregate of 400 shares of Common Stock with a fair value of $16,275 to the former principals of Plastic in consideration for their agreement to amend their respective acquisition agreements to remove the earn-out provisions contained therein. The payments associated with this transaction are accounted for as additional purchase price and an adjustment to goodwill. In connection with this agreement, Razorfish is required to issue an additional 200 shares of Common Stock on or about December 2001.

    In February 2000, Razorfish issued an aggregate of 800 shares of Common Stock with a fair value of $39,196 to the former principals of CHBi in consideration for their agreement to amend their respective acquisition agreements to remove a portion of the earn-out provisions contained therein. The payments associated with this transaction are accounted for as additional purchase price and an adjustment to goodwill. In connection with this agreement, the former CHBi principals have a call option arising on May 31, 2000 whereby they may cause Razorfish to issue an additional 400 shares of Common Stock in exchange for the removal of the final portion of the earn-out payment. Razorfish has a corresponding put option arising on the same date.

4.   EARNINGS PER SHARE

     The following table reconciles the denominator of the diluted earnings per share computation as shown on the Consolidated Statements of Operations.

                                                      Three Months Ended
                                                          March 31,
     Diluted EPS Computation                           1999       2000
                                                      ------     ------
                                                         (unaudited)

          Basic common shares outstanding.......      74,441     91,027
          Effect of common stock options........      11,450      8,510
                                                      ------     ------
             Diluted common and common
               equivalent shares................      85,891     99,537
                                                      ======     ======

     Options to purchase shares of the Company's common stock of 1,436 and 2,550 for the periods ended March 31, 1999 and 2000, respectively, were outstanding during the respective periods but were not included in the computation of diluted EPS because the exercise price of the options was greater than or equal to the average market price of the common stock for the periods reported.

5.   COMPREHENSIVE INCOME

     The Company accounts for comprehensive income under SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:

                                                 Three Months Ended March 31,
                                                     1999            2000
                                                   --------        --------
Net income .................................       $  3,100        $  4,493
Foreign currency translation adjustment.....            (32)            142
                                                   --------        --------
     Comprehensive income (loss)............       $  3,068        $  4,635
                                                   ========        ========

6.   LEGAL PROCEEDINGS

     On March 17, 2000, a legal action was commenced against the Company by a former consultant of a wholly owned subsidiary for, amongst other things, breach of contract. The Company believes that the claims are without merit and is vigorously defending against them. No assurance can be given, however, that this matter will be resolved in the Company's favor.

7.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issues SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material effect on the Company's results of consolidated operations, financial position, or cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes". In March 2000, the SEC issued SAB 101A, "Amendment: Revenue Recognition in Financial Statements," which delays implementation of SAB 101 until Razorfish's second fiscal quarter of 2000. Razorfish will adopt SAB 101 and is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

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

     Agreements entered into in connection with time and materials projects are generally terminable by the client upon 30-days' prior written notice, and clients are required to pay Razorfish for all time, materials and expenses incurred by Razorfish through the effective date of termination. Agreements entered into in connection with fixed-time, fixed-price projects, are generally terminable by the client upon payment for work performed and the next progress payment due. If clients terminate existing agreements or if Razorfish is unable to enter into new engagements, Razorfish's business, financial condition, and results of operations could be materially and adversely affected. In addition, because a proportion of Razorfish's expenses is relatively fixed, a variation in the number of client engagements can cause significant variations in operating results from quarter to quarter.

     Razorfish's projects vary in size and scope; therefore, a client that accounts for a significant portion of Razorfish's revenues in one period may not generate a similar amount of revenue in subsequent periods. No client accounted for more than 10.0% of Razorfish's revenues in the periods ended March 31, 1999 or March 31, 2000.

     Razorfish does not believe that it will derive a significant portion of its revenues from a limited number of clients in the near future. However, there is a risk that the source of Razorfish's revenues may be generated from a small number of clients. These clients may not retain Razorfish in the future. Any cancellation, deferral, or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse affect on Razorfish's business, financial condition, and results of operations.

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

Results of operations

     The following table sets forth certain consolidated statement of operations data of Razorfish both in actual dollars and as a percentage of revenues for the period indicated:

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                            1999                        2000
                                                                            ----                        ----
                                                                                             (unaudited)
                                                                                       (dollars in millions)

                                                                                 Percent                    Percent
                                                                                    of                        of
                                                                     Amount      revenue       Amount       revenue
                                                                     ------      --------      -------      -------
   Revenues...................................................       $  32.6          100%     $  64.1          100%
   Project personnel..........................................          15.7           48         29.8           46
                                                                     -------     --------      -------      -------
                 Gross profit.................................          16.9           52         34.3           54
       Sales and marketing....................................           2.2            7          4.1            6
       General and administrative.............................           8.9           27         20.4           32
       Amortization of intangibles............................           0.8            2          2.0            3
                                                                     -------     --------      -------      -------
   Income from operations.....................................           5.0           15          7.8           12
   Other income, net..........................................           0.4            1          1.0            2
                                                                     -------     --------      -------      -------
                   Income before income taxes.................           5.4           17          8.8           14
   Provision for income taxes.................................           2.3            7          4.3            7
                                                                     -------     --------      -------      -------
                   Net income.................................       $   3.1           10%     $   4.5            7%
                                                                     =======     ========      =======      =======

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Revenues

     The Company's revenues increased $31.5 million, or 97%, to $64.1 million for the three months ended March 31, 2000 from $32.6 million for the comparable period in 1999. This increase in revenue was primarily due to the growth of the Company's offices as a result of the increase in the number, complexity and the length of the projects completed, an increase in the billing rates of the Company's employees, the amount spent per project by clients, and revenues related to the acquisition that was completed in the first quarter of 2000.

Project personnel costs

     The Company's project personnel costs increased $14.1 million, or 90%, to $29.8 million for the three months ended March 31, 2000 from $15.7 million for the comparable period in 1999. As a percentage of revenues, project personnel costs decreased to 46% for the three months ended March 31, 2000 from 48% in the comparable period in 1999 due to increased billing rates of the Company's employees creating higher gross margins. In addition, there was a decline in project employees as compared to the total number of employees.

Sales and marketing

     The Company's sales and marketing costs increased $1.9 million, or 86%, to $4.1 million for the three months ended March 31, 2000 from $2.2 million for the comparable period in 1999. The increase in sales and marketing costs in absolute dollar terms was primarily due to an increase in the number of solutions managers who spend a portion of their time on sales and marketing activities and an increase in spending on promotional activities. As a percentage of revenues, sales and marketing expenses decreased to 6% for the three months ended March 31, 2000 from 7% for the comparable period in 1999. The decrease in sales and marketing costs as a percentage of revenue was primarily due to the decline in sales and marketing personnel as compared to the total number of employees.

General and administrative

     The Company's general and administrative expenses increased $11.5 million, or 129%, to $20.4 million for the three months ended March 31, 2000 from $8.9 million for the comparable period in 1999. As a percentage of revenues, general and administrative expenses increased to 32% for the three months ended March 31, 2000 from 27% for the comparable period in 1999. The increase in general and administrative expenses in absolute dollar terms and as a percentage of revenue was a result of the increase in the number of non-billable employees and an increase in other types of general and administrative expenses, such as salaries and bonuses, rent expense, equipment rental, and depreciation.

Amortization of intangibles

     Amortization of intangibles for the Company was $2.0 million for the three months ended March 31, 2000 compared to $0.8 million for the comparable period in 1999. This increase was due to the amortization of intangibles resulting from the purchase of Qb in January 2000, acquisitions closed in the second and third quarters of 1999, and the consideration paid to the principles of three companies acquired by the Company in previous years to amend their respective acquisition agreements to remove the earn-out provisions contained therein.

Income Taxes

     The effective income tax rate was 43% and 49% for the three months ended March 31, 2000 and 1999, respectively. The differences in the effective tax rate for the periods was primarily the result of non-tax deductible expenses, including amortization of intangibles and non-cash compensation expense.

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

     The Company's net cash used in operating activities was $6.0 million for the three months ended March 31, 2000 compared to net cash used in operating activities of $7.0 million for the three months ended March 31, 1999. Net cash used in operating activities during the period ended December 31, 2000 was mainly due to an increase in unbilled revenues of $7.6 million, a decrease in accounts payable and accrued expenses of $6.4 million, an increase in accounts receivable of $4.2 million, and an increase in prepaid and other current assets of $1.5 million. This was partially offset by an increase in other liabilities of $5.5 million, depreciation and amortization of $4.6 million, tax benefit due to stock option exercises of $3.5 million, and in increase in deferred revenues of $1.1 million. Net cash used in operating activities during the period ended March 31, 1999 was mainly due to an increase in accounts receivable of $12.4 million, an increase in prepaid and other current expenses of $3.1 million, an increase in unbilled revenues of $1.6 million, and a decrease in deferred revenues of $1.1 million. This was partially offset by an increase in accounts payable and accrued expenses of $5.7 million, depreciation and amortization of $2.6 million, and an increase in income taxes payable of $1.7 million.

     The Company's net cash used in investing activities was $7.8 million for the three months ended March 31, 2000 compared to $1.1 million for the three months ended March 31, 1999. Net cash used in investing activities for the period ended March 31, 2000 was mainly due to capital expenditures of $3.6 million, net cash paid for acquisitions of $2.2 million, and purchase of earn out agreements of $1.0 million. Net cash used in investing activities for the period ended March 31, 1999 was mainly due to capital expenditures of $2.8 million, purchase of marketable securities of $3.4 million, and net cash paid for acquisitions of $1.2 million. This was offset by proceeds from sale of marketable securities of $6.4 million.

     The Company's net cash provided by financing activities was $4.1 million for the three months ended March 31, 2000 compared to $14.3 million for the three months ended March 31, 1999. Net cash provided for the period ended March 31, 2000 was mainly due to proceeds received from the exercise of stock options of $5.9 million. This was partially offset by payments to long-term obligations of $1.7 million. . Net cash provided for the period ended March 31, 1999 was mainly due to proceeds from the exercise of Communicade's 10% option of $15.8 million. This was partially offset by deferred registration costs of $1.4 million.

Capital expenditures, earn-out payments and rent expenses

     Razorfish's capital expenditures for the period ended March 31, 2000 were $3.6 million compared to $2.8 million for the comparable period in 1999. The increase in capital expenditures during 2000 was due primarily to leasehold improvements made to Razorfish's leased office space and to purchase computer hardware and software and furniture and fixtures. Razorfish does not have any material commitments for capital expenditures for the foreseeable future. During the period ended March 31, 2000, Razorfish made payments of $1.0 million in connection with earn-out arrangements under certain acquisition agreements entered into in 1998.

     In February 2000, Razorfish issued an aggregate of 160 shares of Common Stock with a fair value of $7,710 and made a cash payment of $1.0 million to the former principals of Media in consideration for their agreement to amend their respective acquisition agreements to remove the earn-out provisions contained therein. The payments associated with this transaction are accounted for as additional purchase price and an adjustment to goodwill. In connection with this agreement, Razorfish is required to issue an additional 53 shares of Common Stock on or about January 2002.

     In February 2000, Razorfish issued an aggregate of 400 shares of Common Stock with a fair value of $16,275 to the former principals of Plastic in consideration for their agreement to amend their respective acquisition agreements to remove the earn-out provisions contained therein. The payments associated with this transaction are accounted for as additional purchase price and an adjustment to goodwill. In connection with this agreement, Razorfish is required to issue an additional 200 shares of Common Stock on or about December 2001.

     In February 2000, Razorfish issued an aggregate of 800 shares of Common Stock with a fair value of $39,196 to the former principals of CHBi in consideration for their agreement to amend their respective acquisition agreements to remove a portion of the earn-out provisions contained therein. The payments associated with this transaction are accounted for as additional purchase price and an adjustment to goodwill. In connection with this agreement, the former CHBi principals have a call option arising on May 31, 2000 whereby they may cause Razorfish to issue an additional 400 shares of Common Stock in exchange for the removal of the final portion of the earn-out payment. Razorfish has a corresponding put option arising on the same date.

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

Year 2000 Compliance

     In late 1999, Razorfish completed the implementation of its plans to become Year 2000 ready, through the final remediation and testing of its systems. As a result of those planning and implementation efforts, Razorfish has not experienced any significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Razorfish is not aware of any material problems resulting from Year 2000 issues, either with its services or internal systems, or with the products and services of third parties. Razorfish will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed properly.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issues SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material effect on the Company's results of consolidated operations, financial position, or cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes". In March 2000, the SEC issued SAB 101A, "Amendment: Revenue Recognition in Financial Statements," which delays implementation of SAB 101 until Razorfish's second fiscal quarter of 2000. Razorfish will adopt SAB 101 and is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk
         Not applicable

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
         Not applicable.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


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

 4.7       Specimen Common Stock Certificate of Razorfish.(1)

 10.1      The Amended and Restated 1997 Stock Option and Incentive Plan.(1)

 10.2      1999 Amended and Restated Stock Incentive Plan.(2)

 10.3 Employment Agreement, dated September 18, 1996, between Razorfish and Jeffrey A. Dachis.(1)

 10.4 Non-competitive Agreement, dated September 18, 1996, between Razorfish and Jeffrey A. Dachis.(1)

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

 10.7 Employment Agreement, dated June 19, 1997, between Razorfish and Jean-Philippe Maheu.(1)

 10.8 Employment Agreement, dated June 1, 1997, between Razorfish and Evan Orensten.(1)

 10.9 Employment Agreement, dated October 1, 1998, between Razorfish and Per Bystedt.(1)

 10.10 Employment Agreement, dated October 1, 1998, between Razorfish and Jonas Svensson.(1)

 10.11 Employment Agreement, dated August 10, 1999, between Razorfish and Michael Pehl.(4)

 10.12 Letter Agreement, dated as of August 9, 1999, between Razorfish and Lawrence P. Begley.(4)

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

(4) Filed as an exhibit to Razorfish's Report on Form 10-K that was filed with the Securities and Exchange Commission on March 30, 2000 and incorporated herein by reference


     (b)      Reports on Form 8-K:
              On each of February 14 and February 17, 2000, the Company Filed forms 8-K/A to report its consolidated financial statements, including balance sheet, statement of operations, statement of stockholders' equity and statement of cash flows, and its pro forma financial statements and related exhibits in connection with its acquisition of Lee Associates, Inc. on December 1, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of NewYork, on May 15, 2000.

                   RAZORFISH, INC.


                   By: /s/ Jeffrey A. Dachis
                      -------------------------------------
                      Jeffrey A. Dachis
                      President and Chief Executive Officer


                   By: /s/ John J. Roberts
                      -------------------------------------
                      John J. Roberts
                      Chief Financial Officer
                      (Principal Financial and Accounting
                      Officer)