Form 10-K/A
period 1999-12-31
RAZORFISH INC
filed 2000-05-18
CIK 1075088

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of the Class A Common Stock, par value $0.01 (the "Common Stock") on March 31, 2000 of $27.50, as reported on the NASDAQ National Market was approximately $1,681,079,263. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     As of March 31, 2000, the registrant had outstanding 93,172,894 shares of Common Stock.

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

Summary Compensation Table


                                                                                                          Long-term
                                                                     Annual compensation             compensation awards
                                                                  --------------------------      ----------------------------
                                                      Fiscal                                                Securities
Name and principal position                            Year         Salary ($)     Bonus ($)         underlying options (#)
---------------------------                          --------     ------------    -----------     ----------------------------
Jeffrey A. Dachis..................................    1999        $300,000(1)            --                1,220,000(2)
  President, Chief Executive Officer
  and Treasurer

Michael Pehl.......................................    1999         300,000         $202,500                       --
  Chief Operating Officer

Laurence P. Begley (3).............................    1999         280,000          126,000                       --
  Former Chief Financial Officer
  and Executive Vice President

Jean-Philippe Maheu................................    1999         150,000          125,000(4)               250,000(5)
  Executive Vice President
  --North American Operations

Michael Simon......................................    1999         150,000           50,000(4)               410,000(6)
  Executive Vice President
  --Business Affairs and General Counsel

_________________
(1) Mr. Dachis' annual salary was reduced in April 1999 from $104,000 to $36,000 and subsequently raised to $40,000 in October 1999 and $300,000 in December 1999.
(2) 120,000 of these options were granted in April 2000, although they were compensation for services rendered during 1999.
(3) Mr. Begley resigned as Chief Financial Officer and Executive Vice President in February 2000.
(4) Although these bonus amounts were paid in February 2000, they were compensation for services rendered during 1999.
(5) 135,000 of Mr. Maheu's shares were granted in February 2000 and 35,000 were granted in April 2000, although they were compensation for services rendered during 1999.
(6) 100,000 of each of Mr. Simon's shares were granted in February 2000 and 30,000 were granted in April 2000, although they were compensation for services rendered during 1999.

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

Stock Option Plans

1999 Stock Option Plan

     General. In March 1999, Razorfish's Board of Directors adopted and the stockholders approved the 1999 Stock Incentive Plan. In connection with the i-Cube acquisition, the 1999 Stock Incentive Plan was amended in November 1999 to provide for the issuance of a total of up to 7,124,812 shares of Common Stock. In January 2000 and April 2000, the Board of Directors approved amendments to the 1999 Stock Incentive Plan, conditioned upon and not to take effect until approved by the Company's stockholders, to increase the number of shares of common stock reserved for issuance under the 1999 Stock Incentive Plan by 7,778,100 shares and 12,000,000 shares, respectively.

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

     As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from March 31, 2000 through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 93,172,894 shares of Common Stock outstanding as March 31, 2000. The information concerning share numbers provided in this section has been adjusted to reflect the resignation of Mr. John Wren as a director of the Company, which became effective as of March 31, 2000.

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

                                                                 Beneficial Ownership
                                                           --------------------------------
    Name and address of beneficial owner(1)                   Number              Percent
    ---------------------------------------                ------------         -----------
Spray Ventures AB(2)..................................     10,421,913(2)           11.19
  Nybrogatan 55
  114 85 Stockholm, Sweden
Per I.G. Bystedt(2)(3)................................     10,421,913(4)           11.19
Jonas S. A Svensson(2)(3).............................     10,704,746(4)           11.49
Omnicom Group, Inc.(5)................................     11,916,666              12.79
  c/o Communicade Inc.
  437 Madison Avenue
  New York, New York  10022
Jeffrey A. Dachis.....................................      4,885,592(6)            5.24
Craig M. Kanarick.....................................      4,733,592(7)            5.08
Michael Pehl..........................................      2,510,124(8)            2.69
  101 Main Street
  Cambridge, Massachusetts  02142
Jean-Philippe Maheu...................................        126,445(9)             *
Michael Simon.........................................        104,922(10)            *
Carter F. Bales.......................................          8,611(11)            *
Kjell A. Nordstrom....................................         17,611(12)            *
All directors and executive officers as a group.......     23,265,539(13)          24.97

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

Date:  May 18, 2000