Form 10-Q/A
period 2000-03-31
RAZORFISH INC
filed 2000-05-19
CIK 1075088

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            _______________________

                                   FORM 10-Q/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

The number of shares outstanding of the Registrant's Class A Common Stock as of May 19, 2000 was 93,231,015.

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

Item 3.   Qualitative and Quantitative Disclosure About Market Risk

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Exhibit 27.1   Financial Data Schedule

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

                       RAZORFISH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                           December 31,    March 31,
                                                                                              1999           2000
                                                                                            ---------      --------
                                                                                            (audited)     (unaudited)
                                        ASSETS
CURRENT ASSETS:
     Cash and cash equivalents........................................................       $ 98,798      $ 89,623
     Accounts receivable, net of allowance for doubtful accounts of $1,416 and $782
          at December 31, 1999 and March 31, 2000, respectively.......................         30,420        35,254
     Unbilled revenues................................................................         15,667        23,291
     Prepaid expenses and other current assets........................................          3,731         5,181
     Deferred tax assets..............................................................          1,225           299
     Due from affiliate...............................................................          3,523         3,670
                                                                                             --------      --------
          Total current assets........................................................        153,364       157,318
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $6,914
     and $9,419 at December 31, 1999 and March 31, 2000, respectively.................         15,428        16,538
INTANGIBLES, net of accumulated amortization of $3,641 and $5,748 at
     December 31, 1999 and March 31, 2000, respectively...............................         79,233       168,328
LOAN TO AFFILIATE.....................................................................          2,250         2,250
OTHER ASSETS..........................................................................          1,315         2,099
                                                                                             --------      --------
          Total assets................................................................       $251,590       346,533
                                                                                             ========     =========
LIABILITIES AND STOCKHOLERS' EQUITY
-----------------------------------
CURRENT LIABILITES:
     Due to affiliate                                                                        $     97      $    106
     Accounts payable and accrued expenses............................................         36,086        29,654
     Income taxes payable.............................................................          9,132         2,177
     Deferred revenues................................................................          2,464         3,543
     Deferred rent....................................................................            604           802
     Current portion of long-term obligations.........................................            682           105
                                                                                             --------      --------
          Total current liabilities...................................................         49,065        36,387
LONG-TERM OBLIGATIONS.................................................................          1,760           683
DEFERRED TAX LIABILITY................................................................            191         1,057
OTHER LIABILITIES.....................................................................          2,221         7,760
                                                                                             --------      --------
          Total liabilities...........................................................         53,237        45,887

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock $.01 par value; 10,000,000 shares authorized; none issued
        or outstanding................................................................             --            --
     Common stock:
     Class A $.01 par value; 200,000,000 shares authorized; 88,811,621 and
        92,655,969 issued at December 31, 1999 and March 31, 2000, respectively.......            888           927
     Class B, $.01 par value; 50 shares authorized, issued, and outstanding
        at December 31, 1999 and March 31, 2000.......................................             --            --
     Receivable from stockholder......................................................           (533)         (533)
     Additional paid-in capital.......................................................        200,297       297,916
     Accumulated other comprehensive income...........................................              6           148
     Retained earnings (deficit)......................................................         (1,717)        2,776
     Treasury stock at cost; 73,584 shares at December 31, 1999 and March 31,
        2000..........................................................................           (588)         (588)
                                                                                             --------      --------
          Total stockholders' equity..................................................        198,353       300,646
                                                                                            ---------     ---------
          Total liabilities and stockholders' equity..................................      $ 251,590     $ 346,533
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

                       RAZORFISH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                       Three Months Ended March 31,
                                                                                           1999            2000
                                                                                           ----            ----
                                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................              $    3,100      $    4,493
  Adjustments to reconcile net income to net cash used in by operating activities:
    Allowance for doubtful accounts.......................................                     110            (634)
    Depreciation and amortization.........................................                   2,634           4,612
    Non-cash common stock option compensation.............................                      27              --
    Tax benefit due to stock option exercise..............................                      --           3,488
    Increase in deferred tax assets.......................................                      --             382
    Changes in operating assets and liabilities, net of acquisitions:
       Accounts receivable................................................                 (12,440)         (4,200)
       Unbilled revenues..................................................                  (1,600)         (7,624)
       Prepaid expenses and other current assets..........................                  (3,136)         (1,450)
       Due from affiliate.................................................                    (995)           (147)
       Other assets.......................................................                    (245)           (164)
       Accounts payable and accrued expenses..............................                   5,702          (6,432)
       Deferred revenues..................................................                  (1,157)          1,079
       Deferred tax liabilities...........................................                      60             866
       Income taxes payable...............................................                   1,688          (6,955)
       Deferred rent......................................................                      33             198
       Due to related party...............................................                    (500)             --
       Other liabilities..................................................                    (320)          5,548
                                                                                        ----------      ----------
         Net cash used in operating activities............................                  (7,039)         (6.940)
                                                                                        ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................................                  (2,798)         (3,615)
  Proceeds from sale of marketable securities.............................                   6,373              --
  Purchase of marketable securities.......................................                  (3,488)             --
  Payments to cancel certain earn out arrangements associated with
    acquisitions..........................................................                      --          (1,000)
  Acquisitions of subsidiaries, net of cash acquired......................                  (1,192)         (2,248)
                                                                                        ----------      ----------
         Net cash used in investing activities............................                  (1,105)         (6,863)
                                                                                        ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred registration costs.............................................                  (1,444)            (76)
  Proceeds payments to long-term obligations..............................                    (986)         (1,654)
  Proceeds from officer's loan............................................                     368               --
  Proceeds from exercise of Communicade's 10% option......................                  15,814               --
  Proceeds from exercise of stock options.................................                     531            5,851
                                                                                        ----------      -----------
         Net cash provided by financing activities........................                  14,283            4,121
                                                                                        ----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..............                     (31)             507
                                                                                        ----------      -----------
         Net increase (decrease) in cash and cash equivalents.............                   6,108          (9,175)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................                  36,628          98,798
                                                                                        ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................              $   42,736      $   89,623
                                                                                        ==========      ==========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
  Fair value of common stock issued to cancel certain earn out
    arrangements associated with acquisitions.............................               $      --      $   71,323
  Fair value of common stock issued for acquisitions......................               $  54,940      $   16,996

      The accompanying notes are an integral part of these consolidated financial statements.

                       RAZORFISH, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands except share and per share data)

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

3.   ACQUISITIONS

     In January 2000, Razorfish acquired all of the outstanding stock of Qb International Holding AB ("Qb"). Under the terms of the acquisition, Razorfish issued 407,640 shares of its common stock with a fair value of $16,996 and paid cash of $3,082 for a total purchase price of $20,078. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible net assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $19,460 which is excess cost of net assets acquired and is being amortized over a useful life of 20 years.

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

     For the three months ended March 31,

        Pro forma                                       1999            2000
        ---------                                       ----            ----
        Revenues                                       $33,825          $64,664
        Net income                                       2,967            4,466
        Basic net income per share                        0.04             0.05
        Diluted net income per share                      0.03             0.04

     In February 2000, Razorfish issued 1,039,946 shares of Common Stock, paid cash of $1.0 million, and agreed to issue 520,054 shares of Common Stock for a total fair value of $72,323 to the former principals of Media, Plastic, and CHBi in consideration for their agreement to amend their respective acquisition agreements to remove the earn-out provisions contained therein. The amounts associated with these transactions were accounted for as additional purchase price and an adjustment to goodwill.

4.   EARNINGS PER SHARE

     The following table reconciles the denominator of the diluted earnings per share computation as shown on the Consolidated Statements of Operations.

                                                      Three Months Ended March 31,
     Diluted EPS Computation                             1999              2000
                                                      ----------        ----------
                                                              (unaudited)

          Basic common shares outstanding.......      74,440,747        91,026,598
          Effect of common stock options........      11,450,543         8,510,665
                                                      ----------        ----------
             Diluted common and common
               equivalent shares................      85,891,290        99,537,263
                                                      ==========        ==========

     Options to purchase shares of the Company's common stock of 1,206,890 and 2,550,181 for the periods ended March 31, 1999 and 2000, respectively, were outstanding during the respective periods but were not included in the computation of diluted EPS because the exercise price of the options was greater than or equal to the average market price of the common stock for the periods reported.

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
                                                                     =======     ========      =======      =======

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Revenues

     The Company's revenues increased $31.5 million, or 97%, to $64.1 million for the three months ended March 31, 2000 from $32.6 million for the comparable period in 1999. This increase in revenue was primarily due to the growth of the Company's offices as a result of the increase in the number, complexity and the length of the projects completed, an increase in the billing rates of the Company's employees, the amount spent per project by clients, and revenues related to the acquisitions that were completed in the second and third quarters of 1999 and in the first quarter of 2000.

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

     In February 2000, Razorfish issued 1,039,946 shares of Common Stock, paid cash of $1.0 million, and agreed to issue 520,054 shares of Common Stock for a total fair value of $72,323 to the former principals of Media, Plastic, and CHBi in consideration for their agreement to amend their respective acquisition agreements to remove the earn-out provisions contained therein. The amounts associated with these transactions were accounted for as additional purchase price and an adjustment to goodwill.

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

     (a) Exhibits:

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

 21.1      Subsidiaries of Razorfish.(4)

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on May 19, 2000.

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