Form 10-Q
period 2000-06-30
RAZORFISH INC
filed 2000-08-15
CIK 1075088

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _______________________

                                   FORM 10-Q

                                   (Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000

                                _ _ _ _ _ _ _ _

                                       OR

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

       For the transition period from _______________ to _______________

                    Commission File Number        000-25847

                             ---------------------

                                RAZORFISH, INC.

                             ----------------------

             (Exact Name of Registrant as Specified in its Charter)

                   Delaware                            13-3804503
                ------------                         ---------------
          (State or Other Jurisdiction of     (I.R.S. Employer Identification
           Incorporation or Organization)              Number)

             107 Grand Street, 3rd Floor, New York, New York, 10013
     ---------------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (212) 966-5960
                              -------------------
              (Registrant's Telephone Number, Including Area Code)

                                      N/A
                                     ------
                    (Former Name, Former Address And Former
                   Fiscal Year, if Changed Since Last Report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

   The number of shares outstanding of the Registrant's Class A Common Stock as of August 10, 2000 was 95,005,096.

                                RAZORFISH, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                                                                    Page
PART I.    FINANCIAL INFORMATION

Item 1.     Unaudited Interim Consolidated Financial Statements

              Consolidated Balance Sheets as of December 31, 1999
              (audited) and June 30, 2000                            1

              Consolidated Statements of Operations for the
               Three and Six Month Periods June 30, 1999 and 2000    2

              Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1999 and 2000               3

              Notes to Consolidated Interim Financial
               Statements                                            4

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     5

Item 3.      Qualitative and Quantitative Disclosures About
             Market Risk                                            13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                         14

Item 2.   Changes in Securities and Use of Proceeds                 14

Item 3.   Defaults Upon Senior Securities                           14

Item 4.   Submission of Matters to a Vote of Security Holders       14

Item 5.   Other Information                                         14

Item 6.   Exhibits and Reports on Form 8-K                          14

Exhibit Index                                                       13

Signatures                                                          17

Exhibit 27.1   Financial Data Schedule                              18

                        RAZORFISH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                    December 31,        June 30,
                                                                                        1999              2000
                                                                                    -----------         --------
                                                                                                      (unaudited)
                                           ASSETS
                                           ------
CURRENT ASSETS:
 Cash and cash equivalents                                                           $ 98,798          $ 89,610
 Accounts receivable, net of allowance for doubtful accounts of $1,416
  and $1,450 at December 31, 1999 and June 30, 2000, respectively                      30,420            46,638
 Unbilled revenues                                                                     15,667            21,611
 Prepaid expenses and other current assets                                              3,731             9,409
 Deferred tax assets                                                                    1,225             2,246
 Due from affiliate                                                                     1,273             1,426
                                                                                     --------          --------
   Total current assets                                                               151,114           170,940

PROPERTY AND EQUIPMENT, net of accumulated depreciation and                            15,428            19,327
  amortization of $6,914 and $10,473 at December 31, 1999 and
  June 30, 2000, respectively
INTANGIBLES, net of accumulated amortization of $3,641 and $7,793 at
  December 31, 1999 and June 30, 2000, respectively                                    79,233           179,380
LOAN TO AFFILIATE                                                                       2,250             2,250
OTHER ASSETS                                                                            3,565             2,488
                                                                                     --------          --------
   Total assets                                                                      $251,590          $374,385
                                                                                     ========          ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES:
 Due to affiliate                                                                    $     97          $      -
 Accounts payable and accrued expenses                                                 36,086            35,201
 Income taxes payable                                                                   9,132             3,141
 Deferred revenues                                                                      2,464             3,687
 Deferred rent                                                                            604               241
 Current portion of long-term obligations                                                 682               305
                                                                                     --------          --------
   Total current liabilities                                                           49,065            42,575

LONG-TERM OBLIGATIONS                                                                   1,760             1,448
MINORITY INTERST IN JOINT VENTURE                                                           -             1,431
DEFERRED TAX LIABILITY                                                                    191             1,588
OTHER LIABILITIES                                                                       2,221             2,729
                                                                                     --------          --------
   Total liabilities                                                                   53,237            49,771
                                                                                     --------          --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock $.01 par value; 10,000,000 shares authorized;
  none issued or outstanding

 Common stock:                                                                              -                 -
 Class A $.01 par value; 200,000,000 shares authorized; 88,811,621 and
  94,856,970 issued at December 31, 1999 and June 30, 2000, respectively                  888               945
 Class B, $.01 par value; 50 shares authorized, issued, and outstanding at
  December 31, 1999 and June 30, 2000                                                       -                 -
 Receivable from stockholder                                                             (533)             (533)
 Additional paid-in capital                                                           200,297           316,282
 Accumulated other comprehensive income                                                     6               597
 Retained earnings (deficit)                                                           (1,717)            7,911
 Treasury stock at cost; 73,584 shares at December 31, 1999 and June 30, 2000            (588)             (588)
                                                                                     --------          --------
   Total stockholders' equity                                                         198,353           324,614
                                                                                     --------          --------
   Total liabilities and stockholders' equity                                        $251,590          $374,385
                                                                                     ========          ========

             The accompanying notes are an integral part of these
                       consolidated financial statements

                       RAZORFISH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share data)



                                                     Three Months Ended June 30,             Six Months Ended June 30,
                                                       1999              2000                 1999             2000
                                                      -------           ------               -------          --------
Revenues                                               $40,012          $76,560               $72,624         $140,676
Project personnel costs                                 19,579           36,391                35,254           66,254
                                                       -------          -------               -------         --------
   Gross profit                                         20,433           40,169                37,370           74,422

 Sales and marketing                                     2,743            4,871                 4,950            8,951
 General and administrative                             10,930           24,358                19,832           44,739
 Merger -related costs                                   3,445                -                 3,445                -
 Non-cash compensation expense                              27                -                    54                -
  Amortization of intangibles                              837            2,166                 1,629            4,152
                                                       -------          -------               -------         --------
Income from operations                                   2,451            8,774                 7,460           16,580
Other income, net                                          945            1,230                 1,349            2,236
                                                       -------          -------               -------         --------
   Income before income taxes                            3,396           10,004                 8,809           18,816

Provision for income taxes                               1,625            4,869                 3,938            9,188
                                                       -------          -------               -------         --------
   Net income                                          $ 1,771          $ 5,135               $ 4,871         $  9,628
                                                       =======          =======               =======         ========
Earnings per share:
   Basic                                                  $.02             $.06                  $.06             $.11
                                                       =======          =======               =======         ========
   Diluted                                                $.02             $.05                  $.05             $.10
                                                       =======          =======               =======         ========
Weighted average common shares outstanding:
   Basic                                                82,013           91,438                78,163           90,687
   Diluted                                              94,546           96,508                90,254           97,585



             The accompanying notes are an integral part of these
                       consolidated financial statements

                                RAZORFISH, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)


                                                                                              Six Months Ended June 30,
                                                                                                  1999        2000
                                                                                                ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                      $  4,871   $  9,628
  Adjustments to reconcile net income to net cash used in by operating activities--
   Allowance for doubtful accounts                                                                    628        230
   Depreciation and amortization                                                                    3,677      7,711
   Realized gain on sale of investments                                                               (32)         -
   Non-cash capital contribution                                                                       55          -
   Minority Interest                                                                                   26      1,431
   Tax benefit due to stock option exercise                                                         1,200      4,915
   Increase (decrease) in deferred tax assets                                                        (103)       926
   Changes in operating assets and liabilities, net of acquisitions:
    Accounts receivable                                                                           (15,898)   (16,448)
    Unbilled revenues                                                                              (5,003)    (5,944)
    Prepaid expenses and other current assets                                                        (961)    (5,370)
    Due from affiliate                                                                             (1,735)      (159)
    Other assets                                                                                     (270)     2,715
    Accounts payable and accrued expenses                                                          11,773       (175)
    Deferred revenues                                                                              (1,944)     1,223
    Deferred tax liabilities                                                                       (1,172)     2,037
    Income taxes payable                                                                              767     (8,745)
    Deferred rent                                                                                      64       (363)
    Due to related party                                                                             (500)       (97)
    Other liabilities                                                                                 565          -
                                                                                               ----------   --------
     Net cash used in operating activities                                                         (3,992)    (6,485)
                                                                                               ----------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                              (4,578)    (7,458)
 Acquisitions of subsidiaries, net of cash acquired                                                (3,005)         -
 Earn out payments associated with acquisitions                                                         -     (1,000)
 Proceeds from sale of marketable securities                                                        5,302          -
                                                                                               ----------   --------
    Net cash used in investing activities                                                          (2,281)    (8,458)
                                                                                               ----------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options                                                            1,654      5,421
 Deferred registration costs                                                                          564        (76)
 Payments under capital lease obligations                                                             154       (181)
 Proceeds from officer's loan                                                                         342          -
 Proceeds from Initial Public Offering                                                             48,322          -
 Proceeds from exercise of Communicade's 10% option                                                25,303          -
 Net borrowings (repayments) under lines of credit                                                 (4,972)         -
 Principal payments on long term debt                                                                (126)         -
 Repurchase of Treasury Stock                                                                        (589)         -
                                                                                               ----------   --------
    Net cash provided by financing activities                                                      70,652      5,164
                                                                                               ----------   --------
                                                                                               ----------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                         (110)       591
                                                                                               ----------   --------
    Net increase (decrease) in cash and cash equivalents                                           64,269     (9,188)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     36,628     98,798
                                                                                               ----------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $  100,897   $ 89,610
                                                                                               ==========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Income taxes paid                                                                                      -          -
 Interest paid                                                                                          -          -

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
 Fair market value of common stock issued for earn out payments associated with acquisitions            -     75,684
 Fair market value of common stock issued for acquisitions                                         54,940     21,907


       The accompanying notes are an integral part of these consolidated financial statements

                        RAZORFISH, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Razorfish, Inc. ("Razorfish"), together with its wholly owned subsidiaries (the "Company"), is a leading provider of global digital solutions. Digital solutions are business solutions that use digital technologies to enhance communications and commerce between businesses and their consumers, suppliers, employees, and other partners. These digital solutions utilize a wide variety of platforms, including the World Wide Web, wireless, broadband, and satellite communications and a variety of digital devices and information appliances, including desktop PCs, mobile phones, pagers, personal digital assistants, and backend ERP and legacy systems. The Company thereby creates for its clients digital solutions and designs to help them fundamentally re-architect their business models and identify and improve communications and commerce opportunities. Razorfish currently has offices in New York, Boston, Los Angeles, San Francisco, Santa Clara, Amsterdam, Frankfurt, Hamburg, Helsinki, London, Mannheim, Milan, Oslo, Stockholm, and Tokyo.

On January 12, 2000, the Board of Directors authorized a 2-for-1 stock split of the Company's Class A common stock effected as a 100% stock dividend on January 27, 2000 for stockholders of record on January 20, 2000. All references in the accompanying unaudited interim consolidated financial statements and footnotes have been retroactively restated to give effect to this stock split.

Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended (File No. 000-25847). In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The results of operations presented for the three and six month periods ended June 30, 1999 and 2000 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

SEGMENT REPORTING

The Company discloses business segments under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial statements. It also requires disclosures about products and services, geographic areas, and major customers.

The Company is a provider of global digital solutions. The Company evaluated its business activities that are regularly reviewed by executive management and Board of Directors for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one operating segment.

ACQUISITIONS

On January 24, 2000, Razorfish acquired all of the outstanding stock of Stockholm-based Qb International Holding AB. Under the terms of the acquisition, Razorfish issued 399,284 shares of its Common Stock and paid $2,939 in cash to Qb International's stockholders in exchange for the entire equity interest of Qb International Holding AB. Qb is a Swedish IT/Strategic consulting company. The Qb acquisition strengthens Razorfish's expertise in change and knowledge management and will help the company meet the increased demand for its services across Europe by adding 40 billable employees with strong skills in management consulting and systems development.

On May 15, 2000, Razorfish issued 140,772 shares of its Common Stock in exchange to acquire substantially all of the net assets of Limage Dangerouse Rotterdam B.V. ("Limage"). Limage is an award winning visual communications agency based in Rotterdam, The Netherlands. Founded in 1986, Limage is mainly focused on the creation of (online) identities, interactive and graphic design. The Limage acquisition strengthens Razorfish's presence in the Benelux region as a company with premier strategic, creative, and technological capabilities to deliver complex digital solutions and will help the company meet the increased demand for its services across Europe by adding approximately 45 billable employees with strong creative skills.

                                            Three Months Ended                Six Months Ended
                                                  June 30,                         June 30,
Pro forma                                   1999             2000             1999            2000
                                         -------          -------          -------        --------
                                                (unaudited)                      (unaudited)
Revenues                                 $41,852          $76,649          $75,967        $141,456
Net Income                               $ 1,963          $ 5,161          $ 5,408        $  9,988
Basic earnings per share                 $   .02          $   .06          $   .07        $    .11
                                         =======          =======          =======        ========
Diluted earnings per share               $   .02          $   .05          $   .06        $    .10
                                         =======          =======          =======        ========

On May 17, 2000 Razorfish, In. and Intervision Inc. an advertising agency affiliated with Sony Group, entered into a 50/50 joint venture agreement resulting in the incorporation of Intervision-Razorfish, Inc., located in Tokyo. The joint venture with Intervision allows Razorfish rapid entry into the Asia-Pacific region, which currently has a strong digital economy that is projected to continue growing, complementing Razorfish's ongoing operations in North America and Europe.

In February 2000, Razorfish issued an aggregate of 1,039,946 shares of Common Stock, paid cash of $1.0 million, and agreed to issue 520,054 shares of Common Stock for a total fair value of $72,323 to the former principals of Media, Plastic, and CHBi in consideration for their agreement to amend their respective acquisition agreements to remove the earn-out provisions contained therein. The amounts associated with these transactions were accounted for as additional purchase price and an adjustment to goodwill.

EARNINGS PER SHARE

Basic earnings per share is calculated as net income divided by the weighted average common shares outstanding. Diluted earnings per share is calculated as net income divided by the weighted average common shares outstanding including the dilutive effects of potential common shares, which include the Company's stock options. A reconciliation of the numerator and denominator of the calculations for the three and six month periods ended June 30, 2000 and 1999, respectively, is presented below.

                                                                    Three Months Ended                Six Months Ended
                                                                          June 30,                         June 30,
Diluted EPS Computation                                            1999             2000            1999            2000
                                                                 -------          -------          -------         -------
                                                                        (unaudited)                      (unaudited)
Numerator:      Net Income                                       $ 1,771          $ 5,135          $ 4,871         $ 9,628

Denominator:
Weighted common shares outstanding                                82,013           91,483           78,163          90,687
Potential common shares: common stock options                     12,533            5,025           12,091           6,898
                                                                 -------          -------          -------         -------
Diluted common and common equivalent shares                       94,546           96,508           90,254          97,585
                                                                 =======          =======          =======         =======

Basic earnings per share                                         $   .02          $   .06          $   .06         $   .11
                                                                 =======          =======          =======         =======
Diluted earnings per share                                       $   .02          $   .05          $   .05         $   .10
                                                                 =======          =======          =======         =======

COMPREHENSIVE INCOME

The Company accounts for comprehensive income under SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                      1999              2000             1999              2000
                                                    ------            ------           ------           -------
                                                                    (unaudited)                       (unaudited)
Net income                                          $1,771            $5,135           $4,871           $ 9,628
Foreign currency translation adjustment                (78)              449             (110)              591
                                                    ------            ------           ------           -------
Comprehensive income (loss)                         $1,693            $5,584           $4,761           $10,219
                                                    ======            ======           ======           =======

LEGAL PROCEEDINGS

On March 17, 2000, a legal action was commenced against the Company by a former consultant of a wholly owned subsidiary for, amongst other things, breach of contract. The Company is reviewing the action and believes that the allegations are baseless and without merit in law or fact. No assurance can be given, however, that this matter will be resolved in the Company's favor.

On July 14, 2000, the Company was served with a complaint by IAM.com that alleges that the Company did not fulfill its duties in connection with work performed for IAM.com. The Company has sued IAM.com for recovery of monies owed under the contract. The Company disputes IAM.com's allegations and believes that IAM.com's action is without merit in law or fact. No assurances can be given, however, that this matter will be resolved in the Company's favor.


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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes". In June 2000, the SEC issued SAB 101B, "Amendment: Revenue Recognition in Financial Statements," which delayed implementation of SAB 101 until Razorfish's fourth fiscal quarter of 2000. Razorfish does not expect the implementation of SAB 101 to have a material effect on its financial position or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

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

Overview

Razorfish is a leading provider of global digital solutions. Digital solutions are business solutions that use digital technologies to enhance communications and commerce between businesses and their consumers, suppliers, employees, and other partners. Razorfish provides an integrated, end-to-end solution. Razorfish's strategy, creative, and technology professionals carry out every aspect of a solution from strategic consulting to design of information architectures and user-interfaces to integration of backend Enterprise Resource Planning (ERP) and legacy systems. These digital solutions utilize a wide variety of platforms, including the World Wide Web, wireless, broadband and satellite communications and a variety of digital devices and information appliances, including desktop PCs, mobile phones, pagers and personal digital assistants. Razorfish thereby creates for its clients digital solutions designed to help them re-architect their traditional business models and identify and improve communications and commerce opportunities.

Razorfish derives substantially all of its revenues from fees for services generated on a project-by-project basis. Razorfish's services are provided on both a fixed-time, fixed-price basis and on a time and materials basis. Historically, Razorfish has not operated on a retainer basis; however, in the future, Razorfish may utilize such arrangements.

Razorfish recognizes revenues for both time and materials-based arrangements and fixed-time, fixed-price arrangements on the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. In developing the fixed price of a project, Razorfish follows a process that assesses the technical complexity of the project, the nature of the work, the functions to be performed, and the resources required to complete the engagement. Razorfish periodically reassesses its estimated costs for each project, and provisions for estimated losses on unfinished projects are recorded in the period in which such losses are determined. To date, such losses have not been significant. Revenues exclude reimbursable expenses charged to clients.

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

Razorfish's projects vary in size and scope; therefore, a client that accounts for a significant portion of Razorfish's revenues in one period may not generate a similar amount of revenue in subsequent periods. No client accounted for more than 10.0% of Razorfish's revenues in the periods ended December 31, 1999 or June 30, 2000.

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

Results of operations

The following table sets forth certain consolidated statement of operations data of the Company both in actual dollars and as a percentage of revenues for the period indicated:

                                                                            Three Months Ended June 30,
                                                                            ---------------------------
                                                                          1999                          2000
                                                                          -----                         ----
                                                                                      (unaudited)
(dollars in millions)                                                         Percent of                Percent of
                                                                     Amount      Revenue       Amount      Revenue
                                                                     ------   ----------       ------   ----------
   Revenues    .....................................................  $40.0          100        $76.6          100
Project personnel  .................................................   19.6           49         36.4           48
                                                                      -----          ---        -----          ---
            Gross profit  ..........................................   20.4           51         40.2           52
       Sales and marketing  ........................................    2.7            7          4.9            6
       General and administrative   ................................   10.9           27         24.3           32
       Merger related costs  .......................................    3.5            9            -            -
       Non cash compensation expense  ..............................     .0            -            -            -
       Amortization of intangibles  ................................    0.8            2          2.2            3
                                                                      -----          ---        -----          ---
   Income from operations  .........................................    2.5            6          8.8           11
   Other income, net  ..............................................     .9            2          1.2            2
                                                                      -----          ---        -----          ---
            Income before income taxes  ............................    3.4            8         10.0           13
   Provision for income taxes  .....................................    1.6            4          4.9            6
                                                                      -----          ---        -----          ---
             Net income  ...........................................  $ 1.8            4        $ 5.1            7
                                                                      =====          ===        =====          ===

Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30,
1999

Revenues

The Company's revenues increased $36.5 million, or 91%, to $76.6 million for the three months ended June 30, 2000 from $40.0 million for the comparable period in 1999. This increase in revenue was primarily due to the growth of the Company's offices as a result of the increase in the number of projects completed, an increase in the billing rates of the Company's employees, and revenues related to the acquisition that was completed in the first quarter of 2000.

Project personnel costs

The Company's project personnel costs increased $16.8 million, or 86%, to $36.4 million for the three months ended June 30, 2000 from $19.6 million for the comparable period in 1999. As a percentage of revenues, project personnel costs decreased to 48% for the three months ended June 30, 2000 from 49% in the comparable period in 1999 due to increased billing rates of the Company's employees creating higher gross margins.

Sales and marketing

The Company's sales and marketing costs increased $2.1 million, or 78%, to $4.9 million for the three months ended June 30, 2000 from $2.7 million for the comparable period in 1999. The increase in sales and marketing costs in absolute dollar terms was primarily due to an increase in the number of solutions managers who spend a portion of their time on sales and marketing activities and an increase in spending on promotional activities. As a percentage of revenues, sales and marketing expenses decreased to 6% for the three months ended June 30, 2000 from 7% for the comparable period in 1999. The decrease in sales and marketing costs as a percentage of revenue was primarily due to revenue growth outpacing marketing efforts.

General and administrative

The Company's general and administrative expenses increased $13.4 million, or 123%, to $24.4 million for the three months ended June 30, 2000 from $10.9 million for the comparable period in 1999. As a percentage of revenues, general and administrative expenses increased to 32% for the three months ended June 30, 2000 from 27% for the comparable period in 1999. The increase in general and administrative expenses in absolute dollar terms and as a percentage of revenue was a result of the increase in the number of non-billable employees and an increase in other types of general and administrative expenses, such as salaries and bonuses, rent expense, equipment rental, and depreciation.

Amortization of intangibles

Amortization of intangibles for the Company was $2.2 million for the three months ended June 30, 2000 compared to $0.8 million for the comparable period in 1999. This increase was due to the amortization of intangibles resulting from the purchase of Qb in January 2000 and Limage in May 2000, acquisitions closed in the second and third quarters of 1999, and the consideration paid to the principles of three companies acquired by the Company in previous years to amend their respective acquisition agreements to remove the earn-out provisions contained therein.

Income Taxes

The effective income tax rate was 48% and 49% for the three months ended June 30, 2000 and 1999, respectively, primarily the result of non-tax deductible expenses, including amortization of intangibles and non-cash compensation expense.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

The following table sets forth certain consolidated statement of operations data of the Company both in actual dollars and as a percentage of revenues for the period indicated:

                                                                               Six Months Ended June 30,
                                                                               ------------------------
                                                                            1999                          2000
                                                                            -----                        ------
                                                                                       (unaudited)
(dollars in millions)                                                           Percent of                    Percent of
                                                                     Amount        Revenue         Amount        Revenue
                                                                     ------        -------         ------     ----------
   Revenues  ..................................................       $72.6            100         $140.7            100
   Project personnel ..........................................        35.2             49           66.3             47
                                                                      -----            ---         ------            ---
                  Gross profit ................................        37.4             51           74.4             53
       Sales and marketing  ...................................         5.0              7            8.9              6
       General and administrative .............................        19.8             27           44.7             32
       Merger related costs  ..................................         3.4              5              -              -
       Non cash compensation expense ..........................         0.1              -              -              -
       Amortization of intangibles  ...........................         1.6              2            4.2              3
                                                                      -----            ---         ------            ---
   Income from operations .....................................         7.5             10           16.6             12
   Other income, net ..........................................         1.3              2            2.2              2
                                                                      -----            ---         ------            ---
                   Income before income taxes .................         8.8             12           18.8             14
   Provision for income taxes .................................         3.9              5            9.2              7
                                                                      -----            ---         ------            ---
                   Net income .................................       $ 4.9              7         $  9.6              7
                                                                      =====            ===         ======            ===

Revenues

The Company's revenues increased $68.1 million, or 94%, to $140.7 million for the six months ended June 30, 2000 from $72.6 million for the comparable period in 1999. This increase in revenue was primarily due to the growth of the Company's offices as a result of the increase in the number of projects completed, an increase in the billing rates of the Company's employees, and revenues related to the acquisition that was completed in the first quarter of 2000.

Project personnel costs

The Company's project personnel costs increased $31.0 million, or 88%, to $66.3 million for the six months ended June 30, 2000 from $35.3 million for the comparable period in 1999. As a percentage of revenues, project personnel costs decreased to 47% for the six months ended June 30, 2000 from 49% in the comparable period in 1999 due to increased billing rates of the Company's employees creating higher gross margins.

Sales and marketing

The Company's sales and marketing costs increased $4.0 million, or 81%, to $9.0 million for the six months ended June 30, 2000 from $5.0 million for the comparable period in 1999. The increase in sales and marketing costs in absolute dollar terms was primarily due to an increase in the number of solutions managers who spend a portion of their time on sales and marketing activities and an increase in spending on promotional activities. As a percentage of revenues, sales and marketing expenses decreased to 6% for the six months ended June 30, 2000 from 7% for the comparable period in 1999. The decrease in sales and marketing costs as a percentage of revenue was primarily due to revenue growth outpacing marketing efforts.

General and administrative

The Company's general and administrative expenses increased $24.9 million, or 126%, to $44.7 million for the six months ended June 30, 2000 from $19.8 million for the comparable period in 1999. As a percentage of revenues, general and administrative expenses increased to 32% for the six months ended June 30, 2000 from 27% for the comparable period in 1999. The increase in general and administrative expenses in absolute dollar terms and as a percentage of revenue was a result of the increase in the number of non-billable employees and an increase in other types of general and administrative expenses, such as salaries and bonuses, rent expense, equipment rental, and depreciation.

Amortization of intangibles

Amortization of intangibles for the Company was $4.2 million for the six months ended June 30, 2000 compared to $1.6 million for the comparable period in 1999. This increase was due to the amortization of intangibles resulting from the purchase of Qb in January 2000 and Limage in May 2000 acquisitions closed in the second and third quarters of 1999, and the consideration paid to the principles of six companies acquired by the Company in previous years to amend their respective acquisition agreements to remove the earn-out provisions contained therein.

Income Taxes

The effective income tax rate was 45% and 49% for the six months ended June 30, 2000 and 1999, respectively, primarily the result of non-tax deductible expenses, including amortization of intangibles and non-cash compensation expense.

Liquidity and Capital Resources

Razorfish believes that cash generated by operations combined with the proceeds of its initial public offering will be sufficient to meet its working capital needs for the next twelve months.

The Company's net cash used in operating activities was $6.5 million for the six months ended June 30, 2000 compared to net cash used in operating activities of $4.0 million for the six months ended June 30, 1999. Net cash used in operating activities during the period ended June 30, 2000 was mainly due to an increase in unbilled revenues of $5.9 million, an increase in accounts receivable of $16.4 million, and an increase in prepaid and other current assets of $5.4 million. These amounts were partially offset by non-cash compensation of depreciation and amortization of $7.7 million, tax benefit due to stock option exercises of $4.9 million, and an increase in deferred revenues of $1.2 million. Net cash used in operating activities during the period ended June 30, 1999 was mainly due to an increase in accounts receivable of $15.9 million, an increase in unbilled revenues of $5.0 million, and an increase in deferred revenues of $2.0 million. This was partially offset by an increase in accounts payable and accrued expenses of $11.8 million, depreciation and amortization of $3.7 million, and an increase in income taxes payable of $.8 million.

The Company's net cash used in investing activities was $8.5 million for the six months ended June 30, 2000 compared to $2.3 million for the six months ended June 30, 2000. Net cash used in investing activities for the period ended June 30, 2000 was mainly due to capital expenditures of $7.5 million, and cash paid to extinguish earn-out agreements of $1.0 million. Net cash used in investing activities for the period ended June 30, 1999 was mainly due to capital expenditures of $4.6 million, net cash paid for acquisitions of $3.0 million partially offset by sales of marketable securities of $5.3 million.

The Company's net cash provided by financing activities was $5.2 million for the six months ended June 30, 2000 compared to $70.7 million for the six months ended June 30, 1999. Net cash provided for the period ended June 30, 2000 was mainly due to proceeds received from the exercise of stock options of $5.4 million. Net cash provided from financing activities for the period ended June 30, 1999 was mainly due to proceeds from the exercise of Communicade's 10% option of $25.3 million and proceeds from the initial public offering of $48.3 million. This was partially offset by deferred registration costs of $ .6 million.

Capital expenditures, earn-out payments and rent expenses

Razorfish's capital expenditures for the period ended June 30, 2000 were $7.5 million compared to $4.6 million for the comparable period in 1999. The increase in capital expenditures during 2000 was due primarily to leasehold improvements made to Razorfish's leased office space and to purchase computer hardware and software and furniture and fixtures. Razorfish does not have any material commitments for capital expenditures for the foreseeable future.

In February 2000, Razorfish issued an aggregate of 1,039,946 shares of Common Stock , paid cash of $1.0 million, and agreed to issue 520,054 shares of Common Stock for a total fair value of $72,323 to the former principals of Media, Plastic, and CHBi in consideration for their agreement to amend their respective acquisition agreements to remove the earn-out provisions contained therein. The amounts associated with these transactions were accounted for as additional purchase price and an adjustment to goodwill.

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

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes". In June 2000, the SEC issued SAB 101B, "Amendment: Revenue Recognition in Financial Statements," which delayed implementation of SAB 101 until Razorfish's fourth fiscal quarter of 2000. Razorfish does not expect the implementation of SAB 101 to have a material effect on its financial position or results of operations.

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.


Item 3. Qualitative and Quantitative Disclosures about Market Risk

        Not applicable

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

         On March 17, 2000, a legal action was commenced against the Company by a former consultant of a wholly owned subsidiary for, amongst other things, breach of contract. The Company is reviewing the action and believes that the allegations are baseless and without merit in law or fact. No assurance can be given, however, that this matter will be resolved in the Company's favor.

         On July 14, 2000, the Company was served with a complaint by IAM.com that alleges that the Company did not fulfill its duties in connection with work performed for IAM.com. The Company has sued IAM.com for recovery of monies owed under the contract. The Company disputes IAM.com's allegations and believes that IAM.com's action is without merit in law or fact. No assurances can be given, however, that this matter will be resolved in the Company's favor.

Item 2.  Changes in Securities and Use of Proceeds - Not applicable

Item 3.  Defaults Upon Senior Securities - Not applicable

Item 4.  Submission of Matters to a vote of Security Holders
         -- The Annual Meeting ("Annual Meeting") of Stockholders of the Razorfish was held on July 6, 2000. The 82,138,814 shares of Common Stock ("Common Stock") present at the Annual Meeting out of a then total of 94,161,724 shares outstanding and entitled to vote acted as follows with respect to the following proposals:

         Approved, by a vote of 81,750,315 shares of Common Stock for and 388,499 shares against the election of Jeffrey A. Dachis as a director of Razorfish; 80,119,774 shares stock for and 2,019,040 shares against the election of Craig M. Kanarick as a director of Razorfish, 80,131,972 shares of Common Stock for and 2,006,842 shares against the election of Michael S. Simmon as a director of Razorfish, 80,397,049 shares of Common Stock for and 1,741,765 shares against the election of Carter F. Bales as a director of Razorfish, 81,752,293 shares of Common Stock for and 386,521 shares against Pat A. Loconto as a director of Razorfish. In addition, 0 shares of Common Stock represented at the Meeting for other purposes indicated no response to this item.

         By a vote of 15,850,910 shares of Common Stock for and 36,053,598 against the Amendment of the 1999 Stock Incentive Plan to increase the number of shares reserved for issuance under the 1999 Stock Incentive Plan by 14,778,100 shares to 21,902,912 shares, 60,824 shares abstained from voting on this Matter, and holders of 30,173,482 shares represented at the meeting for other purposes indicated no response on this item.

Item 5. Other Information - None


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

10.3 Employment Agreement, dated April 15, 2000, between Jeffrey A. Dachis and Razorfish.(5)

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

10.11 Employment Agreement, dated August 10, 1999, between Razorfish and Michael Pehl.(4)

10.12 Letter Agreement, dated as of August 9, 1999, between Razorfish and Lawrence P. Begley.(4)

10.13 Lease Agreement, dated October 28, 1996, between Razorfish and Man Yun Real Estate Corporation.(1)

10.14 Lease Agreement, dated April 30, 1997, between Razorfish and Man Yun Real Estate Corporation.(1)

10.15 Lease Agreement, dated December 23, 1998, between C.H.B.I. Razorfish Limited and the Mayor and Commonality and Citizens of the City of London.(1)

10.16 Lease Agreement, dated March 10, 1998, between J&R Bechelli and Alpha Online, Inc., as amended by letter dated February 9,1999.(1)

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

10.38 Commercial Security Agreement dated August 8, 1995 between i-Cube and Silicon Valley Bank.(2)

10.39 Negative Pledge Agreement dated August 8, 1995 between i-Cube and Silicon Valley Bank.(2)

10.40 Letter Agreement dated October 7, 1996 between i-Cube and Silicon Valley Bank.(2)

10.41 Promissory Note dated July 31, 1997 between i-Cube and Silicon Valley Bank.(2)

10.42 Loan Modification Agreements between Registrant and Silicon Valley Bank dated August 6, 1996, August 7, 1996 and August 28,1997, respectively.(2)

10.43 Lease Agreement dated november 20, 1996 between i-Cube, RR&C Development Company and Patrician Associates, Inc.(2)

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

(4) Filed as an exhibit to Razorfish's Report on Form 10-K that was filed with the Securities and Exchange Commission on March 30, 2000 and incorporated herein by reference.

(5) Filed as an exhibit hereto.


(b)      Reports on Form 8-K:

    On each of February 14 and February 17, 2000, the Company Filed forms 8-K/A to report its consolidated financial statements, including balance sheet, statement of operations, statement of stockholders' equity and statement of cash flows, and its pro forma financial statements and related exhibits in connection with its acquisition of Lee Associates, Inc. on December 1, 1999.

    On June 30, 2000 Razorfish filed form 8-K to report that PricewaterhouseCoopers, LLP ("PWC") resigned its position as Razorfish's independent certified public accountant due to a conflict with the Securities and Exchange Commission rule requiring that a partner of an accounting firm who has a close relative holding an important position with an audit client be geographically separated from the relative and from the engagement team by at least 500 miles to mitigate the presumption of impairment of independence.

    On July 25, 2000 Razorfish filed form 8-K to report the audit committee of Razorfish's Board of Directors has appointed Arthur Andersen, LLP as Razorfish's independent public accountants for the fiscal year ended December 31, 2000.

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