Form 10-Q
period 2000-09-30
RAZORFISH INC
filed 2000-11-13
CIK 1075088

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-Q

                                  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2000

                                --------------

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

            For the transition period from __________to___________

                       Commission File Number  000-25847

                                --------------

                                RAZORFISH, INC.

                                --------------

            (Exact Name of Registrant as Specified in its Charter)

             Delaware                                 13-3804503
             --------                                 ----------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)

            32 Mercer Street, 3rd Floor, New York, New York, 10013
            ------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

                                (212) 966-5960
                                --------------
             (Registrant's Telephone Number, Including Area Code)

                                      N/A

                                --------------

                    (Former Name, Former Address And Former
                  Fiscal Year, if Changed Since Last Report)

      Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

     The number of shares outstanding of the Registrant's Class A Common Stock
              $.01 per value as of November 8, 2000 was 98,275,707.

                                RAZORFISH, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1. Unaudited Interim Consolidated Financial Statements

          Consolidated Balance Sheets as of December 31, 1999 (audited)
          and September 30, 2000                                               1

          Consolidated Statements of Operations for the three and nine
          months ended September 30, 1999 and 2000                             2

          Consolidated Statements of Cash Flows for the nine months ended
          September 30, 1999 and 20000                                         3

          Notes to Consolidated Interim Financial Statements                   4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  7

Item 3. Qualitative and Quantitative Disclosures about Market Risk            12


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     12

Item 2. Changes in Securities and Use of Proceeds                             13

Item 3. Defaults Upon Senior Securities                                       13

Item 4. Submission of Matters to a Vote of Security Holders                   13

Item 5. Other Information                                                     13

Item 6. Exhibits and Reports on Form 8-K                                      13

Signatures                                                                    16

                       RAZORFISH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                     December 31,            September 30,
                                                                                        1999                     2000
                                                                                     ------------            -------------
                                                                                                              (unaudited)
                                        ASSETS
                                        ------
CURRENT ASSETS:                                                                         $ 98,798                $ 84,069
   Cash and cash equivalents
   Accounts receivable, net of allowance for doubtful accounts of $1,416
     and $2,046 at December 31, 1999 and September 30, 2000, respectively                 30,420                  45,926
   Unbilled revenues                                                                      15,667                  19,573
   Prepaid expenses and other current assets                                               3,371                   9,764
   Deferred tax assets                                                                     1,225                   2,246
   Due from affiliate                                                                      1,273                   1,513
                                                                                     ------------            ------------
         Total current assets                                                            151,114                 163,091

PROPERTY AND EQUIPMENT, net of accumulated depreciation and                               15,428                  24,557
     amortization of $6,914 and $12,020 at December 31, 1999 and
     September 30, 2000, respectively
INTANGIBLES, net of accumulated amortization of $3,641 and $10,108 at
     December 31, 1999 and September 30, 2000, respectively                               79,233                 184,263
LOAN TO AFFILIATE                                                                          2,250                   2,250
OTHER ASSETS                                                                               3,565                  11,465
                                                                                     ------------            ------------
         Total assets                                                                $   251,590             $   385,626
                                                                                     ============            ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
CURRENT LIABILITIES:
   Due to affiliate                                                                  $        97             $       -
   Accounts payable and accrued expenses                                                  36,086                  46,240
   Income taxes payable                                                                    9,132                     981
   Deferred revenues                                                                       2,464                   1,483
   Deferred rent                                                                             604                     -
   Other current liabilities                                                                 -                     3,597
   Current portion of long-term obligations                                                  682                     111
                                                                                     ------------            ------------
         Total current liabilities                                                        49,065                  52,412


LONG-TERM OBLIGATIONS                                                                      1,760                   2,003
MINORITY INTEREST IN JOINT VENTURE                                                           -                     1,356
DEFERRED TAX LIABILITY                                                                       191                   2,030
OTHER LIABILITIES                                                                          2,221                     327
                                                                                     ------------            ------------
         Total liabilities                                                                53,237                  58,128
                                                                                     ------------            ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock $.01 par valve; 10,000,000 shares authorized;
      none issued or outstanding                                                     $       -               $       -

  Common Stock:
  Class A $.01 par value; 200,000,000 shares authorized: 88,811,621 and
      98,906,443 issued at December 31, 1999 and September 30, 2000,
      respectively                                                                           888                     976
  Class B $.01 par value; 50 shares authorized, issued and outstanding at
      December 31, 1999 and September 30, 2000                                                -                      -
  Receivable from stockholder                                                               (533)                   (533)
  Additional paid-in-capital                                                             200,297                 320,834
  Accumulated other comprehensive income                                                       6                    (650)
  Retained earnings (deficit)                                                             (1,717)                  7,459
  Treasury stock at costs; 73,584 shares at
  December 31, 1999 and September 30, 2000                                                  (588)                   (588)
                                                                                     ------------            ------------
         Total stockholders' equity                                                      198,353                 327,498
                                                                                     ------------            ------------

         Total liabilities and stockholders equity                                   $   251,590             $   385,626
                                                                                     ============            ============

       The accompanying notes are an integral part of these consolidated financial statements

                       RAZORFISH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share data)



                                               Three Months Ended Sept. 30,            Nine Months Ended Sept. 30,
                                                 1999                2000                1999                2000
                                             ------------        ------------        ------------        ------------
Revenues                                      $   44,850          $   77,078          $  117,474          $  217,754
Project personnel costs                           21,251              41,634              56,505             107,888
                                             ------------        ------------        ------------        ------------
        Gross profit                              23,599              35,444              60,969             109,866

   Sales and marketing                             3,631               6,236               8,581              15,187
   General and administrative                     12,938              28,504              32,770              73,243
   Merger-related costs                                -                   -               3,445                   -
   Non-cash compensation expense                     108                   -                 162                   -
   Amortization of intangibles                       900               2,315               2,529               6,467
                                             ------------        ------------        ------------        ------------
Income from operations                             6,022              (1,611)             13,482              14,969
Other income, net                                  1,236                 723               2,585               2,959
                                             ------------        ------------        ------------        ------------
        Income before income taxes                 7,258                (888)             16,067              17,928

Provision for income taxes                         3,648                (435)              7,586               8,753
                                             ------------        ------------        ------------        ------------
        Net income                            $    3,610          $     (453)         $    8,481          $    9,175
                                             ============        ============        ============        ============

Earnings per share:
        Basic                                 $      .04          $      .00          $      .10          $      .10
                                             ============        ============        ============        ============
        Diluted                               $      .04          $      .00          $      .10          $      .09
                                             ============        ============        ============        ============

Weighted average common shares outstanding:
        Basic                                     85,348              95,356              80,787              92,622
        Diluted                                   94,385              99,246              88,654              98,906

                       RAZORFISH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                        Nine Months Ended September 30,
                                                                                          1999                   2000
                                                                                     ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               8,481                   9,175
   Adjustments to reconcile net income to net cash used in by operating activities--
     Allowance for doubtful accounts                                                         687                   1,251
     Depreciation and amortization                                                         5,354                  11,901
     Realized gain on sale of investments                                                   (166)                      -
     Non-cash capital contribution                                                            55                       -
     Non-cash common stock option compensation                                               162                       -
     Tax benefit due to stock option exercise                                              1,200                   4,911
     Minority Interest                                                                        26                   1,431
     Changes in operating assets and liabilities, net of acquisitions:                         -                       -
        Accounts receivable                                                              (14,694)                (16,757)
        Unbilled revenues                                                                 (6,734)                 (3,906)
        Prepaid expenses and other current assets                                         (1,090)                 (6,033)
        Due from affiliate                                                                   934                    (240)
        Other assets                                                                         (79)                 (1,530)
        Accounts payable and accrued expenses                                              5,881                  10,155
        Advanced Billings                                                                  2,316                       -
        Deferred revenues                                                                    506                    (981)
        Increase (decrease) in deferred tax assets                                          (541)                 (1,021)
        Deferred tax liabilities                                                             977                   1,839
        Income taxes payable                                                                 561                  (8,151)
        Deferred rent                                                                        201                    (493)
        Due to related party                                                                (500)                    (97)
        Other liabilities                                                                   (497)                  1,189
                                                                                     ------------            ------------
              Net cash provided by operating activities                                    3,040                   2,643
                                                                                     ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                    (8,062)                (14,236)
  Acquisition of subsidiaries, net of cash acquired                                       (3,881)                 (4,911)
  Earn out payments associated with acquisitions                                               -                  (1,000)
  Investments, at cost                                                                         -                  (2,000)
  Loan to affiliate                                                                       (1,872)                      -
  Other                                                                                     (438)                      -
  Proceeds from sale of marketable securities                                                 63                       -
                                                                                     ------------            ------------
         Net cash used in investing activities                                           (14,190)                (22,147)
                                                                                     ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                                  1,666                   5,507
  Deferred registration costs                                                                564                     (76)
  Payments under capital lease obligations                                                   123                       -
  Proceeds from officer's loan                                                               350                       -
  Proceeds from Initial Public Offering                                                   77,041                       -
  Proceeds from long term obligations                                                        (57)                      -
  Proceeds from exercise of Communicade's 10% option                                      25,303                       -
  Proceeds from bank notes payable                                                           (51)                      -
  Net borrowings (repayments) under lines of credit                                       (4,838)                      -
  Principal payments on long term debt                                                       (88)                      -
  Repurchase of Treasury Stock                                                              (588)                      -
                                                                                     ------------            ------------
         Net cash provided by financing activities                                        99,425                   5,431
                                                                                     ------------            ------------

                                                                                     ------------            ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                  29                    (656)
                                                                                     ------------            ------------

         Net increase (decrease) in cash and cash equivalents                             88,304                 (14,729)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            12,227                  98,798
                                                                                     ------------            ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  100,531              $   84,069
                                                                                     ============            ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Income taxes paid                                                                       10,276                   2,726
  Income paid                                                                                  -                     148

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
  Fair market value of common stock issued for earn out payments
   associated with acquisitions                                                                -                  90,923
  Fair market value of common stock issued for acquisitions                               54,940                  16,996


       The accompanying notes are an integral part of these consolidated financial statements

                       RAZORFISH, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                  ($ in thousands, except per share amounts)

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Razorfish, Inc. ("Razorfish"), together with its wholly owned subsidiaries (the "Company"), is a leading provider of global digital solutions. Digital solutions are business solutions that use digital technologies to enhance communications and commerce between businesses and their consumers, suppliers, employees, and other partners. These digital solutions utilize a wide variety of platforms, including the World Wide Web, wireless, broadband, and satellite communications and a variety of digital devices and information appliances, including desktop PCs, mobile phones, pagers, personal digital assistants, and backend ERP and legacy systems. The Company thereby creates for its clients digital solutions and designs to help them fundamentally re-architect their business models and identify and improve communications and commerce opportunities. Razorfish currently has offices in New York, Boston, Los Angeles, San Francisco, Santa Clara, Amsterdam, Frankfurt, Hamburg, Helsinki, London, Milan, Munich, Oslo, Stockholm, and Tokyo.

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

The results of operations presented for the three and nine month periods ended September 30, 1999 and 2000 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

The Company is a provider of global digital solutions. The Company evaluated its business activities that are regularly reviewed by executive management and the Board of Directors for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one operating segment.

ACQUISITIONS

On January 24, 2000, Razorfish acquired all of the outstanding stock of Stockholm-based Qb International Holding AB. Under the terms of the acquisition, Razorfish issued 399,284 shares of its Common Stock and paid $2,939,159 in cash to Qb International's stockholders in exchange for the entire equity interest of Qb International Holding AB. Qb is a Swedish IT/Strategic consulting company. The Qb acquisition strengthens Razorfish's expertise in change and knowledge management and will help the company meet the increased demand for its services across Europe by adding 40 billable employees with strong skills in management consulting and systems development.

On May 15, 2000, Razorfish issued 140,772 shares of its Common Stock in exchange for substantially all of the net assets of Limage Dangerouse Rotterdam B.V. ("Limage"). Limage is a award winning visual communications agency based in Rotterdam, The Netherlands. Founded in 1986, Limage is mainly focused on the creation of (online-) identities, interactive and graphic design. The Limage acquisition strengthens Razorfish's presence in the Benelux region with premier strategic, creative, and technological capabilities to deliver complex digital solutions and will help the company meet the increased demand for its services across Europe by adding approximately 45 billable employees with strong creative skills.

On August 18, 2000 Razorfish issued 446,080 shares of common stock and paid $1.4 million in cash to acquire MediaLab AG, a Munich based e-business solutions provider that specialized in strategy consulting, back end technology and advanced web design.

The following unaudited Pro Forma consolidated results of operations reflects the results of operations for the three and nine month periods ended September 30, as if the aforementioned acquisitions had occurred on January 1, 1999.

                                   Three Months Ended                Nine Months Ended
                                      September 30,                    September 30,
Pro forma                         1999            2000            1999            2000
                                --------        --------        --------        --------
                                      (unaudited)                     (unaudited)
Revenues                        $ 47,162        $ 78,323        $ 124,373       $ 221,504

Net Income                      $  3,627        $     46        $   8,561       $   9,987

Basic earnings per share        $    .04        $    .00        $     .09       $     .11
                                ========        ========        =========       =========

Diluted earnings per share      $    .04        $    .00        $     .10       $     .10
                                ========        ========        =========       =========


On May 17, 2000 Razorfish, Inc. and Intervision Inc. an advertising agency affiliated with Sony Group, entered into a 50/50 joint venture agreement resulting in the incorporation of Intervision-Razorfish, Inc., located in Tokyo. The joint venture with Intervision allows Razorfish rapid entry into the Asia-Pacific region, which current has a strong digital economy that is projected to continue growing, complementing Razorfish's ongoing operations in North America and Europe.

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

A reconciliation of the numerator and denominator of the calculations for the three and nine month periods ended September 30, 2000 and 1999, respectively, is presented below.


                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
Diluted EPS Computation                                 1999            2000            1999            2000
                                                      --------        --------        --------        --------
                                                            (unaudited)                     (unaudited)
Numerator:    Net Income                              $  3,610        $   (453)       $   8,481       $   9,175

Denominator:

Weighted common shares outstanding                      85,348          95,356           80,787          92,622

Potential common shares; common stock options            9,037           3,890            7,867           6,284

Diluted common and common equivalent shares             94,385          99,246           88,654          98,906
                                                      ========        ========        =========       =========

Basic earnings per share                              $    .04        $    .00        $     .10       $     .10
                                                      ========        ========        =========       =========
Diluted earnings per share                            $    .04        $    .00        $     .10       $     .09
                                                      ========        ========        =========       =========

COMPREHENSIVE INCOME

The Company accounts for comprehensive income under SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
Diluted EPS Computation                                 1999            2000            1999            2000
                                                      --------        --------        ---------       ---------
                                                            (unaudited)                     (unaudited)
Net income                                            $  3,610        $   (453)       $   8,481       $   9,175

Foreign currency translation adjustment                     38          (1,247)             (79)           (656)
                                                      --------        --------        ---------       ---------
Comprehensive income (loss)                           $  3,648        $ (1,700)       $   8,591       $   8,519
                                                      ========        ========        =========       =========

LEGAL PROCEEDINGS

On March 17, 2000, a legal action was commenced against the Company by a former consultant of a wholly owned subsidiary for, amongst other things, breach of contract. The Company is reviewing the action and believes that the allegations are baseless and without merit in law or fact. No assurance can be given, however, that this matter will be resolved in the Company's favor.

On July 14, 2000, the Company was served with a complaint by IAM.com that alleges that the Company did not fulfill its duties in connection with work performed for IAM.com for recovery of monies owed under the contract. The Company disputes IAM.com's allegations and believes that IAM.com's action is without merit in law or fact. No assurances can be given, however, that this matter will be resolved in the Company's favor.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issues SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133, "which amends SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Hedging Activities, an amendment of FASB Statement No. 133", effective for all interim and annual periods beginning after June 15, 2000. As indicated, SFAS No. 138 amend accounting and reporting standards for certain derivative instruments and certain hedging activities. Razorfish does not expect the adoption of these standards to have a material effect on the results of consolidated operations, financial position or cash flows.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes". In June 2000, the SEC issued SAB 101B, "Amendment: Revenue Recognition in Financial Statements," which delayed implementation of SAB 101 until Razorfish's fourth fiscal quarter of 2000. Razorfish does not expect the implementation of SAB 101 to have a material effect on the results of consolidated operations, financial position, or cash flows.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Razorfish has adopted FIN 44 with no known reportable changes n the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Razorfish should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Quarterly Report on Form 10-Q. All forward-looking statements included in this document are made as of the date hereof, and the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 were made as of the date thereof, based on information available to the Company on the date thereof, and the Company assumes no obligation to update any forward-looking statements or risk factors.

Overview

Razorfish is a leading provider of global digital solutions. Digital solutions are business solutions that use digital technologies to enhance communications and commerce between businesses and their consumers, suppliers, employees, and other partners. Razorfish provides an integrated, end-to-end solution. Razorfish's strategy involves creative and technology professionals carrying out every aspect of a solution from strategic consulting to design of information architectures and user-interfaces to integration of backend Enterprise Resource Planning (ERP) and legacy systems. These digital solutions utilize a wide variety of platforms, including the World Wide Web, wireless, broadband and satellite communications and a variety of digital devices and information appliances, including desktop PCs, mobile phones, pagers and personal digital assistants. Razorfish thereby creates for its clients digital solutions designed to help them re-architect their traditional business models and identify and improve communications and commerce opportunities.

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

Razorfish's projects vary in size and scope; therefore, a client that accounts for a significant portion of Razorfish's revenues in one period may not generate a similar amount of revenue in subsequent periods. No client accounted for more than 10.0% of Razorfish's revenues in the periods ended December 31, 1999 or September 30, 2000.

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

Results of operations

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

Revenues

The Company's revenues increased $32.2 million, or 72%, to $77.1 million for the three months ended September 30, 2000 from $44.9 million for the comparable period in 1999. This increase in revenue was primarily due to the growth of the Company's offices as a result of the increase in the number of projects, an increase in the billing rates of the Company's employees, and revenues related to the acquisitions that were made in the previous nine months.

Project personnel costs

The Company's project personnel costs increased $20.4 million, or 96%, to $41.6 million for the three months ended September 30, 2000 from $21.3 million for the comparable in period in 1999. This increase was due to an increase in personnel required to service the company's expanding projects.

Sales and marketing

The Company's sales and marketing costs increased $2.6 million, or 72%, to $6.2 million for the three months ended September 30, 2000 from $3.2 million for the comparable period in 1999. The increase in sales and marketing costs in absolute dollar terms was primarily due to an increase in the number of personnel who spend a portion of their time on sales and marketing activities and an increase in spending on promotional activities.

General and administrative

The Company's general and administrative expenses increased $15.6 million, or 121%, to $28.5 million for the three months ended September 30, 2000 from $12.9 million for the comparable period in 1999. The increase in general and administrative expenses was a result of the increase in the number of non-billable employees and an increase in other types of general and administrative expenses, such as salaries and bonuses, rent expense, equipment rental, and depreciation necessary to maintain company growth and efficiency.

Amortization of intangibles

Amortization of intangibles for the Company was $2.3 million for the three months ended September 30, 2000 compared to $.9 million for the comparable period in 1999. This increase was due to the amortization of intangibles resulting from the purchase of Qb in January 2000, the purchase of MediaLab in August 2000, acquisitions closed in the second, third and fourth quarters of 1999, and the consideration paid to the principles of three companies acquired by the Company in previous years to amend their respective acquisition agreements to remove the earn-out provisions contained therein.

Income Taxes

The effective income tax rate was 50% and 49% for the three months ended September 30, 2000 and 1999, respectively, the effective tax rate for the periods was primarily the result of non-tax deductible expenses, including amortization of intangible and non-cash compensation expense.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999.

Revenues

The Company's revenues increased $100.3 million, or 85%, to $217.8 million for the nine months ended September 30, 2000 from $117.5 million for the comparable period in 1999. This increase in revenue was primarily due to the growth of the Company's offices as a result of the increase in the number of projects, an increase in the billing rates of the Company's employees, and revenues related to the acquisitions that were completed in the last twelve months.

Project personnel costs

The Company's project personnel costs increase $51.4 million, or 91%, to $107.9 million for the nine months ended September 30, 2000 from $56.5 million for the comparable period in 1999. This increase was due to an increase in personnel required to service the company's increasing project and client base.

Sales and marketing

The Company's sales and marketing costs increased $6.6 million, or 77%, to $15.2 million for the nine months ended September 30, 2000 from $8.6 million for the comparable period in 1999. The increase in sales and marketing costs was primarily due to an increase in the number of personnel who spend a portion of their time on sales and marketing activities and an increase in spending on promotional activities.

General and administrative

The Company's general and administrative expenses increased $40.5 million, or 124%, to $73.2 million for the nine months ended September 30, 2000 from $32.8 million for the comparable period in 1999. The increase in general and administrative expenses was a result of the increase in the number of non-billable employees and an increase in other types of general and administrative expenses, such as salaries and bonuses, rent expense, equipment rental, and depreciation that are necessary expenses to maintain company growth and efficiency.

Amortization of intangibles

Amortization of intangibles for the Company was $6.5 million for the nine months ended September 30, 2000 compared to $2.5 million for the comparable period in 1999. This increase was due to the amortization of intangibles resulting from the purchase of Qb in January 2000, Limage in May 2000, MediaLab in August 2000, acquisitions closed in the second, third and fourth quarters of 1999, and the consideration paid to the principles of six companies acquired by the Company in previous years to amend their respective acquisition agreements to remove the earn-out provisions contained therein.

Income Taxes

The effective income tax rate was 48% and 47% for the nine months ended September 30, 2000 and 1999, respectively, the effective tax rate for the periods was primarily the result of non-tax deductible expenses, including amortization of intangibles and non-cash compensation expense.

Liquidity and Capital Resources

Razorfish believes that cash generated by operations combined with the proceeds of its initial public offering will be sufficient to meet its working capital needs for the next twelve months.

The Company's net cash provided by operating activities was $2.6 million for the nine months ended September 30, 2000 compared to net cash provided by operating activities of $3.0 million for the nine months ended September 30, 1999. The decrease in net cash used in operating activities during the period ended September 30, 2000 when compared to the same period ending September 30, 1999 was mainly due to an increase in accounts receivable, prepaid expenses.

The Company's net cash used in investing activities was $20.1 million for the nine months ended September 30, 2000 compared to $14.2 million for the nine months ended September 30, 2000. Net cash used in investing activities for the period ended September 30, 2000 was mainly due to capital expenditures of $14.2 million, and $4.9 million used for the acquisition of subsidiaries. Net cash used in investing activities for the period ended September 30, 1999 was mainly due to capital expenditures of $8.1 million, and $3.9 million used for acquisitions net of cash acquired.

The Company's net cash provided by financing activities was $5.4 million for the nine months ended September 30, 2000 compared to $99.4 million for the nine months ended September 30, 1999. Net cash provided for the period ended September 30, 2000 was mainly due to proceeds received from the exercise of stock options of $5.5 million. Net cash provided from financing activities for the period ended September 30, 1999 was mainly due to $77.1 million in proceeds from the initial public offering and $25.3 in proceeds from the exercise of Communicade's 10% option.

Capital expenditures, earn-out payments and rent expenses

Razorfish's capital expenditures for the period ended September 30, 2000 were $14.2 million compared to $8.1 million for the comparable period in 1999. The increase in capital expenditures during 2000 was due primarily to leasehold improvements made to Razorfish's leased office space and to purchase computer hardware and software and furniture and fixtures.

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

Currency fluctuation and the euro conversion

Razorfish does not believe that it is subject to material currency fluctuations as a result of its international operations. Revenues from the operations of its European subsidiaries are currently denominated primarily in the applicable local currencies. Razorfish does not plan to repatriate such revenues to the United States in the foreseeable future. However, no assurance can be given that the quarterly results will not be impacted in the future, for financial reporting purposes only, due to the conversion into dollars of non-dollar denominated revenues.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all quarters of fiscal years beginning after June 15, 1999, In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133," which amends SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Hedging Activities, an amendment of FASB Statement No. 133," effective for all interim and annual periods beginning after June 15, 2000. As indicated, SFAS No. 138 amends accounting and reporting standards for certain derivative instruments and certain hedging activities. The Company does not expect the adoption of these standards to have a material effect on the Company's results of consolidated operations, financial position, or cash flows.

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

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Razorfish has adopted FIN 44 with no known reportable changes in the Company's financial position or results of operations.

Item 3. Qualitative and Quantitave Disclosures about Market Risk - Not applicable.

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

Item 2. CHANGE IN SECURITIES AND USE OF PROCEEDS -- Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES -- Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting ("Annual Meeting") of Stockholders of Razorfish was held on July 6, 2000. The 82,138,814 shares of Common Stock ("Common Stock") present at the Annual Meeting out of a then total of 94,161,724 shares outstanding and entitled to vote acted as follows with respect to the following proposals:

Approved, by a vote of 81,750,315 shares of Common Stock for and 388,499 shares against the election of Jeffrey A. Dachis as a director of Razorfish; 80,119,774 shares stock for and 2,019,040 shares against the election of Craig M. Kanarick as a director of Razorfish, 80,131,972 shares of Common Stock for and 2,006,842 shares against the election of Michael S. Simo as a director of Razorfish, 80,397,049 shares of Common Stock for and 1,741,765 shares against the election of Carter F. Bales as a director of Razorfish, 81,752,293 shares of Common Stock for and 386,521 shares against Pat A. Loconto as a director of Razorfish. In addition, no shares of Common Stock represented at the Meeting for other purposes withheld or abstained from a response to this item.

Rejected, by a vote of 15,850,910 shares of Common Stock for and 36,053,598 against the Amendment of the 1999 Stock Incentive Plan to increase the number of shares reserved for issuance under the 1999 Stock Incentive Plan by 14,778,100 shares to 21,902,912 shares. 60,824 shares abstained from voting on this Matter, and holders of 30,173,482 shares represented at the meeting for other purposes withheld a response on this item.

Item 5. OTHER INFORMATION -- None

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

10.1    The Amended and Restated 1997 Stock Option and Incentive Plan.(1)

10.2    1999 Amended and Restated Stock Incentive Plan.(2)

10.3 Employment Agreement, dated September 18, 1996, between Razorfish and Jeffrey A. Dachis.(1)

10.4 Non-competitive Agreement, dated September 18, 1996, between Razorfish and Jeffrey A. Dachis.(1)

10.5 Employment Agreement, dated September 18, 1996, between Razorfish and Craig M. Kanarick.(1)

10.6 Non-competitive Agreement, dated September 18, 1996, between Razorfish and Craig M. Kanrick.(1)

10.7 Employment Agreement, dated June 19, 1997, between Razorfish and Jean-Philippe Maheu.(1)

10.8 Employment Agreement, dated June 1, 1997, between Razorfish and Evan Orensten.(1)

10.9 Employment Agreement, dated October 1, 1998, between Razorfish and Por Bystedt.(10)

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

10.17 Lease Agreement No. 731 100, dated April 12, 1996, between Spray (f/k/a Spray Interactive Media Agency AB) and Bojner Estate AB ("Bojner") and the English translation thereof.(1)

10.18 Lease Agreement No. 741 100, dated September 30, 1997, between Spray (f/k/a Spray Interactive Media Agency AB) and Bojner Estate AB ("Bojner") and the English translation thereof.(1)

10.19 Lease Contract No. 01009 001 024 ("Trygg-Hansa Lease"), dated April 30, 1998, between Spray and Trygg-Hansa ("Trygg-Hansa") and the English translation thereof.(1)

10.20 Supplement No. 1, dated April 30, 1998, to Trygg-Hansa Lease and the English translation thereof.(1)

10.21 Supplement No.2, dated August 18, 1998, to Trygg-Hansa Lease and the English translation thereof.(1)

10.22 Personal Guarantee for Premises, dated April 29, 1998, made by Lars T. Andersson and per Bystedt in favor of Trygg-Hansa with respect to Trygg-Hansa Lease and the English translation thereof.(1)

10.23 Personal Guarantee for Premises, dated April 29, 1998, made by Johan Ihrfelt and Jonas Svensson in favor of Trygg-Hansa with respect to Trygg-Hansa Lease and the English translation thereof.(1)

10.24 Rent Contract Covering Business Premises, dated February 3, 1998, between Spray Interactive Media AB and DEGI Deutsche Gesellschaft fur Immobilienfonds mbH and the English translation thereof.(1)

10.25 Rental Agreement for Office Space No. 910539, dated April 25, 1997, between Spray Interactive Media Oy and Valtion Kuenteistolaitos (State real property Authority)/Uusimaa ("State Real Property Authority") and the English translation thereof.(1)

10.26 Rental Agreement for Office Space No. 910539, dated May 14, 1997, between Spray Interactive Media Oy and State Real Property Authority and the English translation thereof.(1)

10.27 Lease Contract, dated June 17, 1998, between Spray Geelmuyden, Kiese A.S. and Kongensgate 2 ANS and the English translation thereof.(1)

10.28 Subscription and Exchange Agreement, dated as of October 1, 1998, among Razorfish, Spray Ventures AB and Communicade.(1)

10.29 First Amendment of the Subscription and Exchange Agreement, dated November 25, 1998, among Razorfish, Spray Ventures AB, Spray Network AB and Communicade.(1)

10.30 Second Amendment to the Subscription and Exchange Agreement, dated December 10, 1998, among Razorfish, Spray Ventures AB, Spray Network AB and Communicade.(1)

10.31 Stock Purchase Agreement, dated as of October 1, 1998, among Communicade, Jeffrey A. Dachis and Craig M. Kanarick.(1)

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

10.44 Lease Agreement dated as of July 14, 1995 between i-Cube and Riverfront Office Park Joint Venture.(2)

10.45 Amendment No. 1 to Lease Agreement dated as of July 14, 1995 between i-Cube and Riverfront Office Park Joint Venture.(2)

10.46   Sublease dated as of June 19, 1995 between i-Cube and MathSoft Inc.(2)

18.1    Letter re: Resignation of Certifying Accountant.(3)

18.2    Letter re: Appointment of New Certifying Accountant.(5)

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

(3) Filed as an exhibit to Razorfish's Report on Form 8-K that was filed with the Securities and Exchange Commission on June 30, 2000 and incorporated herein by reference.

(4) Filed as an exhibit to Razorfish's Report on Form 10-K that was filed with the Securities and Exchange Commission on March 30, 2000 and incorporated herein by reference.

(5) Filed as an exhibit to Razorfish's Report on Form 8-K that was filed with the Securities and Exchange Commission on July 25, 2000 and incorporated herein by reference.



(b)  Reports on Form 8-K:

     On each of June 30, 2000 and July 25, 2000, the Company Filed forms 8-K to report the resignation of PricewaterhouseCoopers as the Company's Independent Certified Public Accountant and the appointment of Arthur Andersen, LLP as the Company's Independent Certified Public Accountant.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on November 13, 2000.

        RAZORFISH, INC.


        By: /s/ Jeffrey A. Dachis
         -----------------------------
         Jeffrey A. Dachis
         President and Chief Executive Officer


        By: /s/ John J. Roberts
         -----------------------------
         John J. Roberts
         Chief Financial Officer
         (Principal Financial and Accounting
         Officer)