Form 10-K
period 2000-12-31
RAZORFISH INC
filed 2001-04-02
CIK 1075088

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

                   For the fiscal year ended December 31, 2000

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number 000-25847

                                 Razorfish, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                    13-3804503
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                                32 Mercer Street
                            New York, New York 10013
          (Address of Principal Executive Offices, including zip code)

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

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of the Class A Common Stock, par value $0.01 (the "Common Stock") on March 28, 2001 of $.484, as reported on the NASDAQ National Market was approximately $34,306,140. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

            As of March 28, 2001, the registrant had outstanding 98,387,259 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2000.

                                                                INDEX

                                                           RAZORFISH, INC.

                                                                                                    Page No.
                                                                                                    -------
PART I
Item 1.        BUSINESS............................................................................    4
Item 2.        PROPERTIES..........................................................................    16
Item 3.        LEGAL PROCEEDINGS...................................................................    17
Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................    17

PART II
Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............    18
Item 6.        SELECTED FINANCIAL DATA.............................................................    20
Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS..........................................................................    20
Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................    28
Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................    28
Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE..........................................................................    29

PART III
Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................    30
Item 11.       EXECUTIVE COMPENSATION..............................................................    30
Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................    30
Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................    30

PART IV
Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................    31

SIGNATURES.........................................................................................    35
CONSOLIDATED FINANCIAL STATEMENTS..................................................................   F-1
EXHIBITS

                                     PART I

Information Regarding Forward-Looking Statements

            Statements in this annual report about our future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These factors include, among others, those listed under "Factors Affecting Future Operating Results" or described elsewhere in this annual report. These statements include, but are not limited to, the statements regarding:

o our plans to remain at the leading edge of digital technologies including the internet, wireless, broadband and satellite technologies;

o our plans to increase our advertising to expand the recognition of our brand name;

o the expected growth in the use of digital communications technologies in more industries;

o           our plans to expand through strategic acquisitions;

o our plans to integrate our operations with those of the companies that we have acquired;

o           our plans to increase our client base; and

o           our plans to improve our future financial performance.

            In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases.

            Among the factors that could cause our actual results or events to differ are the risks that are set forth in this document under the caption "Factors Affecting Future Operating Results," in particular:

o           unanticipated trends and conditions in our industry;

o the risk that we will not have sufficient capital to maintain and/or expand our operations;

o the risk that we will not be able to keep pace with the changing communications technologies;

o the risk that we will not be able to maintain our reputation and expand our name recognition;

o the risk that we will not be able to identify and acquire companies that complement or enhance our business; and

o any inability to address or resolve financial, operational and managerial challenges arising from our recent acquisitions.


            Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. We are under no duty to update any of our forward-looking statements after the date of this report, other than as required by law. You should not place undue reliance on forward-looking statements.

Item 1.     Business

            Overview

            Razorfish is a global digital solutions provider founded in 1995. Digital solutions apply digital technologies to enhance communications and commerce between businesses and their consumers, suppliers, employees and other partners. Razorfish provides an integrated, end-to-end solution that helps clients discover, create, and implement business solutions by leveraging digital technologies across platforms, networks, and devices. From business and brand strategy to systems integration, Razorfish provides clients with opportunities to increase revenues, enhance productivity, and maximize competitive advantage. With offices in nine countries and the cities of Amsterdam, Boston, Frankfurt, Hamburg, Helsinki, Los Angeles, London, Milan, Munich, New York City, Oslo, San Francisco, Silicon Valley, Stockholm, and Tokyo, Razorfish employs more than 1,320 people and is headquartered in New York City.

            Razorfish's strategy, creative and technology professionals carry out every aspect of a solution from strategic consulting to design of information architectures and user-interfaces to integration of backend Enterprise Resource Planning (ERP) and legacy systems. These digital solutions utilize a wide variety of platforms, including the World Wide Web, wireless, broadband and satellite communications and a variety of digital devices and information appliances, including desktop PCs, mobile phones, pagers and personal digital assistants. Razorfish's digital solutions are designed to help clients re-architect their traditional business models in order to identify and improve communications and increase commerce opportunities.

            Although we have historically experienced growth in our revenues, we have recently experienced a decline in revenues quarter to quarter. We can give no assurance that the decline in revenues and net losses will not continue in future periods. We believe that these developments can be attributed to several factors:

o A broad-based general economic slowdown in which clients have decreased technology budgets and a lack of urgency in approaching large-scale projects. This has led to longer selling cycles, resulting in a significant slowing of our revenue stream.
o A slowdown in the market for internet-driven solutions, in which many smaller firms in the dot.com space have vanished altogether.
o A considerable decrease in the value of many publicly-held companies that provide digitally-based consulting services, that has led to a loss in reputation by association.
o Increased competitive pressure from traditional management and strategic consulting firms as well as smaller newcomers.

            We expect that our revenues will be driven primarily by the number and scope of our client engagements, our professional services headcount, and our ability to appropriately staff those engagements and price our services.


The Razorfish solution

            Razorfish continues to believe that companies must reinvent their traditional business models in order to remain competitive in the changing digital economy. Razorfish helps its clients incorporate digital technologies to enable the clients to communicate and transact more effectively with their customers, suppliers, employees and other business partners. Razorfish believes that the following factors distinguish Razorfish's ability to deliver solutions to its clients from that of its competitors.


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


            Provides an integrated end-to-end solution. Razorfish provides an integrated offering consisting of strategic consulting, design of information architectures and user-interfaces and creation and customization of software necessary to integrate backend ERP and legacy systems. Our employees have extensive expertise in a broad range of skill sets including strategy, creativity and technology. Razorfish works with a client from the initial analysis of its business problems to the implementation of an appropriate solution. As a result, clients benefit not only from the time and cost savings of working with a single firm, but also from the optimized digital solutions made possible by Razorfish's integrated, full-service offering.


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


            Leverages its global presence and local expertise. Razorfish is a global company that established a European presence in May 1998, and has approximately 49% of its billable employees based in Europe. Razorfish is located in five cities in the United States and nine cities in seven European countries and one city in Japan. Razorfish believes that it is better able to serve multi-national and local clients because its local consultants understand the nuances of local cultures, economies and business practices. In addition, each office has the ability to draw on the knowledge base and resources of approximately 940 billable Razorfish professionals worldwide.


Strategy

            Razorfish's objective is to enhance its position as a leading provider of digital solutions. In order to achieve this goal, Razorfish will:


            Remain at the leading edge of technology. Razorfish intends to remain at the leading edge of digital technologies including the internet, wireless, broadband and satellite technologies. As an example, through its Mobile Solutions Laboratory, a research and development facility focused on exploratory and market defining mobile solutions, Razorfish creates applications using GPRS, Bluetooth, Satellite technology and IMT 2000 compatible networks, over a wide variety of platforms, including WAP, PalmOS, EPOC, Microsoft CE and Pocket PC. Razorfish also believes that the Mobile Solutions Laboratory will help create and implement industry standards through organizations such as the WAP Forum. The WAP Forum is an industry association that develops global standards for wireless information and telephone services in digital mobile phones and other wireless terminals.


            Target industries that can benefit from the use of digital technology. Razorfish believes that increased deregulation, consolidation and global competition will lead companies in more industries to use digital communications technology to differentiate their products and services. Razorfish generally targets companies in industries such as financial services, information technology and telecommunications, media and entertainment, healthcare, and manufacturing.


            Maintain the Razorfish culture. From its inception, Razorfish has focused on building a working environment that encourages individuality and initiative to promote the development of creative, cutting-edge solutions. Razorfish's management continues to develop programs designed to help maintain a productive and energetic workplace. Razorfish believes that these programs have enabled it to facilitate the integration of employees from its numerous acquisitions to the Razorfish culture and to attract top professionals.


            Expand through strategic acquisitions. Razorfish has grown rapidly since its inception in 1995 through internal growth and acquisitions. From January 1998 through August 2000, Razorfish completed 14 acquisitions in order to establish a global presence. Razorfish will continue to pursue strategic acquisitions to (1) acquire expertise in new technologies, (2) gain access to additional talented professionals, (3) enter into new geographic markets and (4) expand its client base.


The Razorfish delivery model

            Razorfish has organized its professionals in a structure that responds to the complex and fast changing nature of technology and the needs of its clients. Razorfish delivers its end-to-end multi-platform solution by approaching its delivery model from three perspectives: (1) providing its clients with comprehensive end-to-end solutions that require strategy, creativity and technology skill sets; (2) utilizing its knowledge of all technology platforms including the World Wide Web, wireless, broadband networks and legacy systems; and (3) utilizing its expertise and business process knowledge of key industries: media and entertainment, financial services, healthcare, manufacturing, and information and telecommunications. The client engagement team comprises professionals who have the relevant skill sets, technology platform expertise and industry knowledge. Using the three perspectives, our professionals then deliver solutions in five practice areas: business strategy, user interface design and development, digital presentation devices, business logic consulting, and technology infrastructure enhancement.


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


Clients

            Razorfish currently targets companies in industries that can use digital technologies to increase sales, improve communications and create business identities. These industries include financial services, media and entertainment, information and telecommunications, manufacturing, and healthcare. Some of our key clients include Ford Motor Company, Charles Schwab, Cisco, Fidelity, Sharp, SAP and the U.S. Navy.


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


            Razorfish generally charges for the time, materials and expenses incurred on a particular project. Agreements entered into in connection with a project are generally terminable by the client upon 30-days' prior written notice. Razorfish cannot give any assurances that a client will not terminate an engagement before its completion. If its clients terminate existing agreements or if Razorfish is unable to enter into new engagements, its business, financial condition and results of operations could be materially and adversely affected.

            No client accounted for more than 10% of Razorfish's revenues in 2000, 1999 or 1998. Although, Razorfish does not believe that it will derive a significant portion of its revenues from a limited number of clients, there is a risk that it may do so. Any cancellation, deferral or significant reduction in work performed for principal clients or a significant number of smaller clients could have a material adverse affect on Razorfish's business, financial condition and results of operations.


Acquisitions

            In order to acquire expertise in new technologies, gain access to professionals and expand into new geographic regions, Razorfish has completed numerous acquisitions in the United States and Europe. In assessing a potential acquisition candidate, Razorfish evaluates the target's internal culture, customer base, local market share, financial characteristics, service offerings and quality of management. In addition, Razorfish analyzes macroeconomic issues such as technology adoption rates and the growth rates of the target's local economy. Set forth below are descriptions of the acquisitions that Razorfish completed in 2000. In addition, Razorfish completed five acquisitions in 1998 and six acquisitions in 1999, including the acquisition of all of the outstanding stock of International Integration Incorporated ("i-Cube"), in which Razorfish issued a total of 36,069,224 shares of common stock and paid a total of $6,700 (in lieu of issuing fractional shares) to the former i-Cube stockholders in connection with this transaction. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" for a summary description of these earlier acquisitions.

     Medialab

            On August 18, 2000 Razorfish issued approximately 446,000 shares of Common Stock and paid approximately $1.4 million in cash to acquire Medialab AG ("Medialab"), a Munich based e-business solutions provider that specializes in strategy consulting, back end technology and advanced web design. The addition of Medialab added to Razorfish's presence in Germany.

     Limage

            On May 15, 2000, Razorfish issued approximately 141,000 shares of Common Stock to substantially all of the capital of Limage Dangereuse Rotterdam B.V. ("Limage"). Founded in 1986, Limage is an award winning visual communications agency based in Rotterdam, the Netherlands. Limage is mainly focused on the creation of online-identities and interactive and graphic design. The Limage acquisition strengthens Razorfish's presence in the Benelux region by adding a company with premier strategic, creative, and technological capabilities to deliver complex digital solutions.


     Qb International

            On January 24, 2000, Razorfish acquired all of the outstanding stock of Stockholm-based Qb International Holding AB ("Qb") a Swedish IT/strategic consulting company. Under the terms of the acquisition, Razorfish issued approximately 399,000 shares of its Common Stock and paid approximately $3.1 million in cash to Qb's stockholders in exchange for the entire equity interest of Qb. In addition the Company issued approximately 8,000 shares of Common Stock for outstanding warrants to purchase Qb's Common Stock. The Qb acquisition compliments Razorfish's expertise in change and knowledge management.



Internal information systems

            Razorfish continuously works to improve its internal communication systems and production tools for creating and maintaining digital communications solutions for its clients. During 2000, Razorfish continued to upgrade MOM, its intranet system, by adding new functions and faster, redundant hardware. MOM is a suite of applications including a global calendar and scheduling module, a timesheet and financial reporting module, a corporate knowledge database, project tracking and management modules, on-line forums for fostering knowledge sharing and other applications that increase productivity and creativity. These modules consist of both internally developed packages and certain SAP packages for financials and human resources and Evolve for resource and delivery management.


            Razorfish has also developed several applications to improve its productivity in other areas of service delivery, including: (1) XX, an extranet tool for on-line collaborative project development, (2) Webspy, an internet traffic monitoring and reporting tool, (3) Vegas, a streaming media player and
(4) Olof Engine, a multimedia presentation tool. Razorfish has also successfully combined networks from existing legacy networks and domains. These and other internally developed technologies are designed to reduce development time and cost and increase productivity at Razorfish. Razorfish believes that these additional capabilities will help to improve employee productivity, client service delivery and management of its worldwide operations.


Competition

            The Internet services market has experienced dramatic growth and is relatively new and highly competitive. Razorfish's competitors include:

            o Strategy consulting firms, including Bain & Company, Boston Consulting Group, Inc. McKinsey & Company, Accenture and Cap Gemini;

            o Internet service firms, including Scient Corporation, Viant Corporation, Proxicom Inc., Lante Corporation, and Sapient Corporation

            o Technology consulting firms and integrators, including the major accounting firms,Diamond Technology Partners, Inc., Accenture, EDS and IBM; and

            o In-house information technology, marketing and design service departments of Razorfish's current and potential clients.


            Many of Razorfish's competitors have longer operating histories, larger client bases, longer relationships with their clients which may include services not offered by Razorfish such as accounting or outsourcing services, greater brand or name recognition and significantly greater financial, technical and marketing resources. Several of these competitors may provide or intend to provide a broader range of Internet-based solutions than Razorfish. Furthermore, greater resources may enable a competitor to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of its products and services than we can. In addition, competition may intensify because there are relatively low barriers to entry into the Internet services market.


            Razorfish believes that the principal competitive factors in this market, in relative importance, are technical knowledge and creative skills, brand recognition and reputation, reliability of the delivered solution, client service and price. Razorfish believes that its ability to compete in its market also depends on its ability to attract and retain qualified professionals.


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

            Razorfish pursues the protection of its trademarks in the United States and internationally. It has obtained both a U.S. and European Community registration for the "Razorfish", mark and has applied for registration of certain of its other trademarks and service marks.

            In addition, Razorfish licenses the "Razorfish" trademark and design logo and "The Blue Dot" trademark on a royalty-free basis to Razorfish Studios. The majority of Razorfish Studios' common stock is owned by three of the stockholders of Razorfish. Razorfish Studios produces and publishes on-line content, including art, computer games, and literature, as well as screensavers, audio recordings, books and films. Razorfish Studios also manages artists and provides management consulting to artists. Because the "Razorfish" trademark and design logo are licensed to Razorfish Studios, Razorfish's name and reputation could be materially and adversely affected by content published or actions taken by Razorfish Studios. However, the license permits Razorfish to terminate the license in the event Razorfish Studios takes any action that denigrates the Razorfish trademark or design logo.


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

U.S. and foreign government regulation

            The amount of Federal, state, local and foreign legislation and regulation to which Razorfish is subject is increasing. As use of the Internet around the world continues to grow, application of existing laws and regulations to Internet businesses is becoming more aggressive, and new regulations at the state, local, federal and international levels are being adopted with ever greater increasing frequency.


            The European Union, for example, has recently enacted directives affecting business on the Internet, in the fields of privacy and the transfer of personal data, electronic commerce, distance selling, advertising, and electronic signatures, to name a few. In addition, several new proposals for Directives related to the Internet are likely to be adopted in the near future relating for example to copyright infringement, the patenting of software, the uniform imposition of value added tax on e-commerce transactions, electronic money and distance sales of financial services. These directives will complement the existing general European Union rules already applicable to E-commerce in fields such as commercial piracy (of copyrights, trademarks and patents), consumer protection (e.g., relating to unfair contract terms, product liability, and warranties for the sale of goods), privacy, and taxation.


            At this time, the direction and scope of future regulation of the Internet is unknown. Enactment of new laws at local, state, federal and international levels, enforcement of existing regulations, and court interpretations of such legislation and regulations as applied to Internet-based activities may directly or indirectly affect Razorfish's business. For example, increased regulation may dramatically discourage establishment of new Internet businesses, undermine continued operation of existing Internet businesses and inhibit use of the Internet overall, any of which could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.


Employees

            As of December 31, 2000, Razorfish had approximately 1,900 employees, approximately 56% of which were based in the United States and approximately 44% of which were based in Europe, and approximately 1,500 of Razorfish's total employees were billable employees. Due to longer selling cycles which resulted in under-utilization of a significant portion of its workforce, Razorfish initiated employee reductions in October 2000, February 2001 and March 2001. As of March 15, 2001, Razorfish had approximately 1,320 employees, approximately 53% of whom are based in the United States and approximately 71% of Razorfish's total employees are billable employees.


            Razorfish's continuing success will depend, in part, on its ability to attract, motivate and retain highly qualified employees as well as its ability to utilize effectively its current employees. Razorfish may not be able to retain its senior management or other key personnel in the future. Razorfish attempts to attract and maintain employees by paying competitive salaries, granting stock options and other awards and reimbursing employees for tuition expenses in connection with information technology-related coursework. Employees also may temporarily transfer to another of Razorfish's domestic or European offices.


            Razorfish's employees are not represented by any union and, except for senior management and certain other employees, are retained on an at-will basis. However, the regulations of certain European countries in which Razorfish operates may make it difficult for Razorfish to terminate certain of those at-will employees. In addition, those regulations govern the amount of vacation time that must be given to employees, which is significantly more vacation than in the United States. Razorfish considers its relations with its employees to be satisfactory.




Factors Affecting Future Operating Results


Our market and the demand for business and technology consulting services are changing rapidly.

            The market for our consulting services and global digital solutions has been changing rapidly over the last three years, and we expect this level of change to continue. The market for digital solutions and consulting skills expanded rapidly during 1999 and 2000, but has both shifted and declined significantly since mid 2000. These market changes have affected our financial results. Our revenues for the three months ended December 31, 2000 decreased by 35% from our revenues for the three months ended September 30, 2000. We can give no assurances that the decline in revenue and net losses will not continue in future periods. If we cannot keep pace with these changes in our marketplace, our business, financial condition and results of operations will suffer. Our success will depend, in part, on our ability to develop service offerings that keep pace with rapid and continuing changes in technology, evolving industry needs and changing client preferences. Our success will also depend on our ability to develop and implement ideas that successfully apply existing and new technologies to deliver tangible value to our clients. We may not be successful in addressing these developments on a timely basis or in selling our services in the marketplace.

We have reported losses and cannot assure you that we will regain profitability.

            We had a net loss of approximately $149 million for the year ended December 31, 2000. Although we have experienced revenue growth, and had revenues of $267.9 million for the year ended December 31, 2000 compared to $170.2 million for the year ended December 31, 1999, in the current environment, we do not believe that this growth will be sustainable or indicative of future operating results. If we cannot successfully adjust to changing market conditions, we may incur losses in the future, and we may not regain profitability.

Our business is subject to general economic conditions. Economic downturns could have an adverse impact on the demand for our services.

Our revenues and results of operations are subject to fluctuations based upon the general economic conditions in the United States and abroad. General economic downturns or a recession in the United States and abroad could cause our customers and potential customers to substantially reduce their budgets for, or delay implementation of, Internet-focused business solutions. A further deterioration in existing economic conditions could therefore materially and adversely affect our financial condition, operating results and business. Our operating results and financial condition may also be adversely affected by difficulties we may encounter in collecting our accounts receivable and maintaining our profit margins during an economic downturn.

The loss of our key professionals would make it difficult to complete existing client engagements and bid for new client engagements, which could adversely affect our business and results of operations.


            Our business is labor intensive, and our success depends on identifying, hiring, training and retaining professionals. If any of our senior managers or key project managers leave, we may be unable to complete or retain existing client engagements or bid for new client engagements of similar scope and revenue. We have entered into employment agreements and non-competition agreements with some of our senior managers, but these key personnel may still leave us or compete with us. In addition, a court might not enforce the non-competition provisions of these agreements. Even if we retain our current employees, our management must continually recruit talented professionals in order for our business to grow. These professionals must have skills in business strategy, marketing, branding, technology and creative design. An inability to attract, motivate and retain qualified professionals, could adversely affect our business and results of operations.

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

            See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" for a more complete description of our sources of revenues and the impact of the nature of our business on our financial condition.

Our engagements could be unprofitable if we do not perform fixed-price, fixed-time contracts efficiently.

            Some of our engagements may be unprofitable and we may experience losses if our actual costs for fixed-price, fixed time engagements exceed the estimated costs. Historically, Razorfish has derived a portion of its revenues from fixed price, fixed-time contracts. When working on that basis, we agree with the customer on a statement of work. We warrant that we will deliver the specified work at a specified time at a fixed price. In making proposals for fixed-price, fixed-time contracts, we estimate the time and money required to complete the client engagement. These estimates reflect judgments about the complexity of the engagement and the efficiency of our methods, technologies and IT professionals when applied to the client engagement. Unexpected delays and costs may arise, often outside of our control. To remedy these delays, we may sometimes need to devote unanticipated additional resources to complete some of our client engagements. Devoting extra resources reduces the profitability of the contracts, and can even lead to losses. The losses or diminished profitability on fixed-fee, fixed-time contracts could materially harm our business, financial condition and results of operations.

A decrease in the number or size of our client engagements may cause our results to fall short of investors' expectations and adversely affect the price of our Common Stock.

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

We may need additional capital that may not be available to us.

            We may need to raise additional funds through public or private debt or equity financings in order to take advantage of opportunities, including acquisitions of, or investments in, businesses or technologies, developing new services, or responding to competitive pressures. We cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. In such case, our financial condition, operating results and business may be materially and adversely affected.

Some of our clients may be unable to raise additional capital needed to retain our service or pay us for services performed.

            Some of our current and potential clients, particularly those clients funded primarily by venture capital, need to raise additional funds in order to continue their business and operations as planned. We cannot be certain that these companies will be able to obtain additional financing on favorable terms or at all. As a result of their inability to raise additional financing, some clients may be unable to pay us for services we have already provided them with or they may terminate our services earlier than planned, either of which could seriously harm our business, financial condition and operating results. In particular, some of our current and potential clients in this category have recently encountered greater difficulty obtaining needed financing.



Our recent acquisitions and growth have created financial and other challenges, which, if not addressed or resolved, could harm our business.

            We have experienced financial, operational and managerial challenges in integrating recently acquired companies and managing the overall growth of the business. Razorfish completed numerous acquisitions during 1998, 1999 and 2000

            Our management must devote significant time and attention to the integration of technology, operations and personnel as a result of these acquisitions, and we cannot assure that our ability to service current clients and win new clients will not suffer as a result. In addition, our management faces the difficult and potentially time consuming challenges of implementing uniform standards, controls, procedures and policies throughout our U.S. and European offices. To manage future growth, our management must continue to improve our operational and financial systems, procedures and controls and expand, train, retain and manage our employee base. If our systems, procedures and controls are inadequate to support our operations, our expansion would halt, and we could lose our opportunity to gain significant market share. Any inability to manage growth effectively could materially harm our business, results of operations and financial condition.


            We could also experience financial or other setbacks if the acquired businesses experienced problems in the past of which our management does not yet know. For example, if an acquired business had dissatisfied customers or performance problems, our reputation could suffer as a result of our association with that business. Our management is unaware of any material legal claims against any of the acquired companies. However, to the extent any customer or other third party asserts any material legal claims against any of the acquired companies, our business, financial condition and results of operations could suffer material and adverse harm. See Item 1 - "Business-- Acquisitions" for descriptions of the acquisitions we completed in 2000.

We may be unable to implement our acquisition growth strategy, which could harm our business and competitive position in the industry.

            An element of our business strategy includes making acquisitions of other IT companies, including digital communications solutions providers, technology integrators and web design or consulting firms. Our continued growth will depend on our ability to identify and acquire companies that complement or enhance our business on acceptable terms. We may not be able to complete or identify future acquisitions or realize the anticipated results of future acquisitions. Some of the risks that we may encounter in implementing our acquisition growth strategy include:

o expenses and difficulties in identifying potential targets and the costs associated with terminated acquisitions;

o higher prices for acquired companies because of greater competition for attractive acquisition targets;

o expenses, delays and difficulties of integrating the acquired company into our existing organization;

o dilution of the interest of existing stockholders if we sell stock to the public to raise cash for acquisitions;

o           diversion of management's attention;

o           expenses of amortizing the acquired company's intangible assets;

o impact on our financial condition due to the timing of the acquisition; and

o expense of any undisclosed or potential legal liabilities of the acquired company.


            Before the current economic downturn, we encountered higher acquisition prices; we cannot assure you that such higher prices may not continue. If realized, any of these risks could have a material adverse effect on our business, results of operations and financial condition.


            Our recent growth has strained our managerial and operational resources. A key part of our strategy was to grow, both by hiring more personnel and by acquiring companies, which may continue to strain our managerial and operational resources. We cannot assure you that our managers will be able to manage our growth effectively.

We may have difficulty in managing our international operations and expansion, which could adversely affect our business and results of operations.

            A key element of our strategy is to expand our business into international markets. In addition to our domestic operations, we have operations in ten international cities: London, England; Stockholm, Sweden; Oslo, Norway; Helsinki, Finland; Amsterdam, the Netherlands; Frankfurt, Hamburg and Munich, Germany; Tokyo, Japan and Milan Italy. Our management may have difficulty managing and expanding our international operations because of distance, as well as language and cultural differences. Our management cannot assure you that they will be able to market and operate our services successfully in foreign markets.


            Other risks related to our international operations include:

            o difficulties arising from staffing and managing foreign operations;

            o legal and regulatory requirements of different countries, such as differing tax or labor laws; and

            o     potential political and economic instability.


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

            We compete in the information technology services market which is relatively new and intensely competitive. We expect competition to intensify as the market evolves. We compete with:

            o     strategic consulting firms;

            o     Internet service firms;

            o     technology consulting firms and integrators; and

            o in-house information technology, marketing and design departments of our clients and potential clients.


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

            We believe that establishing and maintaining a good reputation and name recognition is critical for attracting and expanding our targeted client base. We also believe that the importance of reputation and name recognition may increase if the number of information technology service providers continues to grow. If our reputation is damaged or if potential clients do not know what services we provide, we may become less competitive or lose our market share. Promotion and enhancement of our name will depend largely on our success in providing high quality services and end-to-end digital communications solutions, which we cannot ensure. If clients do not perceive our services to be effective or of high quality, our brand name and reputation could be materially and adversely affected.

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


            Our strategies to deter misappropriation could be inadequate in light of the following risks:

            o foreign countries may not recognize our proprietary rights or may fail to protect those rights adequately;

            o competitors could misappropriate our proprietary information or materials without detection; and

            o non-competition and confidentiality agreements signed by our key employees may prove unenforceable.


            If any of these risks materialize, we could be required to spend significant amounts to defend our proprietary rights and our managerial resources could be diverted. In addition, our trademarks and other proprietary rights may decline in value or not be enforceable. See Item 1 -
"Business--Intellectual property rights" for more information concerning our intellectual property.

Our business operations depend on our ability to adapt to technical innovations.

            Our business operations depend, in part, on our ability to keep pace with rapid technological change, new products and services embodying new processes and technologies and industry standards and practices. Failure to respond to these changes could render our existing service practices and methodologies obsolete. We cannot assure you that we will be able to respond quickly, cost-effectively or sufficiently to these developments.

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


            In addition, a significant amount of uncertainty exists as to the interpretation of certain Euro regulations and the effect that the Euro will have on the marketplace, including its impact on currency exchange rate risk, pricing, competition, contracts, information systems and taxation. During 2000, Razorfish derived approximately 10% of its revenue from customers in countries which have converted to the Euro. Razorfish has not yet determined the costs of addressing Euro-related issues, but does not expect such costs to be material. Because Razorfish's evaluation of the Euro-related issues is at an early stage, however, there can be no assurance that such issues and their related costs will not have a material adverse effect on Razorfish's business, financial condition and results of operations.


            See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations--Currency fluctuation and the euro conversion" for a more complete description of the impact of the conversion to the euro on our financial condition.

Our stock price is volatile.

            The trading price of our stock is volatile, and this volatility will likely continue in the future. Wide fluctuations in our trading price or volume can be caused by:

            o     quarterly variations in our operating results;

            o investor perception of our company and the information technology services market in general;

            o     announcements or implementation of technological innovations;

            o announcements or implementation by us or our competitors of new products or services;

            o seasonal factors such as the impact of vacations, especially in Europe;

            o lay-offs of employees due to underutilization or resignations of key employees, officers or directors;

            o     financial estimates by securities analysts; and

            o general economic and information technology services market conditions.

            Beginning in the second half of 2000, many technology companies in this sector started facing sudden and dramatic changes in the demmand for their respective services. Razorfish believes that this change was and continues to be fueled by a slowing economy in both the United States and Europe. Razorfish believes that there will be demand for its services in the future but Razorfish will face the same uncertainties that are faced by its competitors. Currently Razorfish is facing an elongated sales cycle and can make no assumptions as to when such conditions will improve.


            In addition, the stock market in general, and the market for Internet-related stocks in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If investor interest in Internet stocks declines, the price for our Common Stock could drop suddenly and significantly, even if our operating results are positive. If the trading volume of our Common Stock experiences significant changes, the price of our Common Stock could also be adversely affected. Furthermore, declines in the trading or price of our Common Stock could materially and adversely affect employee morale and retention, our access to capital and other aspects of our business.

Future sales of our Common Stock in the public market could adversely affect our stock price and our ability to raise funds in new equity offerings

            No prediction can be made as to the effect, if any, that future sales of shares of Common Stock or the availability for future sale of shares of Common Stock or securities convertible into or exercisable for our Common Stock will have on the market price of common stock prevailing from time to time. Sale, or the availability for sale, of substantial amounts of Common Stock by existing stockholders under Rule 144, through the exercise of registration rights or the issuance of shares of Common Stock upon the exercise of stock options or warrants or the conversion of any convertible preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our Common Stock and could materially impair our future ability to raise capital through an offering of equity securities.

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


            Our By-laws do not permit any person other than the Board of Directors or certain executive officers to call special meetings of the stockholders. In addition, we must receive a stockholders' proposal for an annual meeting within a specified period for that proposal to be included on the agenda. Because stockholders do not have the power to call meetings and are subject to timing requirements in submitting stockholder proposals for consideration at an annual or special meeting, any third-party takeover not supported by the Board of Directors would be subject to significant delays and difficulties.


Item 2.     Properties


            Razorfish's headquarters are located in a leased facility in New York City consisting of approximately 58,000 square feet of office space. As of January 1, 2001, our headquarters consisted of approximately 19,000 square feet of office space. The leases for this office space expire on December 31, 2001. Razorfish also leases additional office space in New York, Los Angeles, San Francisco, Boston, San Jose, London, Stockholm, Oslo, Helsinki, Amsterdam, Frankfurt, Munich, Hamburg, Milan and Tokyo. Razorfish believes that its existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed.

Item 3.     Legal Proceedings

            On March 21, 2001, Razorfish filed a complaint against EuroTel in the city court of Prague in the Czech Republic. In the action, Razorfish asserts that EuroTel failed to pay invoices in the aggregate amount of $2.0 million and seeks to recover all monies due together with interest and attorneys fees. Razorfish provided consulting services to EuroTel on the creation of a WEB and WAP portal.

            On March 8, 2001, Shearwarter Partners, LLC ("Shearwater") filed a complaint against Razorfish in the United states District Court for the Northern district of California alleging that Razorfish breached the terms of a lease for a space in San Francisco, California. Shearwater claims that Razorfish did not meet certain construction deadlines and attempts to terminate the lease, accelerate the lease terms and sue Razorfish for damages prior to the rent commencement date. At present, Razorfish is not in a position to predict the outcome of this action. Razorfish intends to defend its interests in the action vigorously.

            On February 12, 2001, in the High Court of England, Razorfish commenced a breach of contract action against Umbro.Com Limited in the high court of England in connection with Umbro.Com's failure to pay to Razorfish fees due. This action was settled on March 20, 2001 for approximately $.4 million.

            On February 16, 2001, Razorfish filed a complaint against Viewpoint Corporation, formerly known as Metastream Corporation in New York County Supreme Court. In the action, Razorfish asserts Viewpoint failed to pay invoices in an amount equal to $.6 million and seeks to recover those amounts plus interest and attorneys fees. Razorfish provided consulting services to Viewpoint on, among other things, the creation of the architecture and design of Viewpoint's world wide web site that was launched in October of 2000.

            On December 13, 2000, a class action lawsuit was filed against Razorfish and certain officers of the corporation in the Southern District of New York. An additional 12 identical actions have since been filed, and all suits have been consolidated in the Southern District. The suits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act"), and Rule 10b-5 promulgated thereunder based on alleged false statements made in Razorfish public disclosures concerning the integration of i-Cube, a company acquired by Razorfish in 1999. Razorfish believes these allegations are without merit in law or fact. Razorfish cannot assure you, however, that this matter will be resolved in its favor.

            On February 13, 2001, a derivative action was filed in Delaware Chancery Court by Robert C. Nichols on behalf of Razorfish against the members of Razorfish's Board of Directors, alleging breach of the Directors' fiduciary duties to the Company. This action is currently stayed by agreement of the parties. Razorfish believes these allegations are baseless and without merit in law or fact. Razorfish cannot assure you, however, that this matter will be resolved in its favor.

            On December 7, 2000, Earlychildhood.com, a former Razorfish client, filed a complaint in Monterey Superior Court California against Razorfish alleging breach of contract and related causes of action. The parties attended a mediation session on February 28, 2001 in an attempt to resolve the dispute out of court. To date, the parties have not reached a resolution. Razorfish's answer is due April 10, 2001. Razorfish intends to defend this case vigorously and will also bring counterclaims against Earlychildhood.com pertaining to the contract. Razorfish cannot assure you, however, that this matter will be resolved in its favor.

            On July 14, 2000, Razorfish was served with a complaint by IAM.com filed in Los Angeles Superior Court that alleged that Razorfish did not fulfill its duties in connection with work performed for IAM.com. Razorfish sued IAM.com for recovery of monies owed under the contract in New York Supreme Court. In March 2001, both parties' claims were resolved through a payment to Razorfish by IAM.

            On March 17, 2000, a former consultant to Avalanche Solutions, Inc., a majority-owned subsidiary of Razorfish, commenced a legal action against Razorfish in the southern District of New York and other defendants alleging fraud, violation of New York General Business Law Sections 339-a and 352-c, and violation of Rule 10b-5 promulgated under the Securities Exchange Act of 1934. On January 23, 2001, Razorfish was informed that the court intends to grant summary judgement in favor of Razorfish. Razorfish is awaiting the court's written opinion which will set out the court's reasons for granting judgment in favor of Razorfish. Razorfish cannot assure you that the court's opinion will not be appealed.

Item 4.     Submission Of Matters To A Vote Of Security Holders

            Not applicable.

                                     PART II


Item 5.   Market For Registrant's Common Equity And Related Stockholder Matters


            Razorfish's Class A Common Stock commenced trading on April 27, 1999 on The Nasdaq National Market under the symbol "RAZF". As of March 28, 2001, there were approximately 298 holders of record of Razorfish's Common Stock.

            The following table presents for the periods indicated the high and low bid prices for the Common Stock, as reported by the Nasdaq National Market. This table is adjusted to reflect the 2 for 1 stock split that occurred in January 2000.

1999                                                 Price Range of
- ----                                                 --------------
                                                      Common Stock
                                                      ------------
                                                   High           Low
                                                   ----           ---
Second Quarter (from April 27) ..........         $29.19         $12.56
Third Quarter ...........................         $23.00         $12.25
Fourth Quarter ..........................         $49.50         $20.38


2000                                                   Price Range of
- ----                                                   --------------
                                                        Common Stock
                                                        ------------
                                                    High               Low
                                                    ----               ---
First Quarter ............................       $   56.93          $   26.75
Second Quarter ...........................       $   30.12          $   12.62
Third Quarter ............................       $   23.31          $    8.03
Fourth Quarter ...........................       $   10.75          $    1.00



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

Recent Sales of Unregistered Securities

            On February 22, 2000, Razorfish issued 200,000 shares of Common Stock to each of Leonard Sellers and Shane Ginsberg in consideration for their relinquishment of their rights to receive a percentage of the profits before taxes (a "PBT Earnout") of Razorfish San Francisco, Inc. Messrs. Sellers and Ginsberg received their PBT Earnout rights in connection with their sale to Razorfish in June of 1998 of substantially all of the assets of Plastic. On February 27, 2001 Razorfish issued an additional 57,714 shares of Common Stock to Dr. Sellers in full satisfaction with respect to its obligations to Dr. Sellers in consideration for his relinquishment of his right to receive the PBT Earnout on Razorfish San Francisco, Inc. Exemption from registration for these transactions was claimed pursuant to Section 4(2) of the Securities Act regarding transactions by the issuer not involving a public offering, in that the transaction was made, without general solicitation or advertising, to a sophisticated investors with access to all relevant information necessary to evaluate this investment and who represented to Razorfish that the shares were being acquired for investment.

            On February 22, 2000, Razorfish issued 44,916 shares of Common Stock to each of Richard Titus and Stephen Anspach in consideration for their relinquishment of their rights to receive a PBT Earnout with respect to Razorfish Los Angeles, Inc. Messrs. Titus and Anspach received their PBT Earnout rights in connection with their sale to Razorfish in August of 1998 of substantially all of the assets of Tag Media. On January 9, 2001 Razorfish issued an additional 22,460 shares of Common Stock to Mr. Titus in full satisfaction of its obligations to Mr. Titus in consideration for his relinquishment of his right to receive the PBT Earnout. Exemption from registration for this transaction was claimed pursuant to Section 4(2) of the Securities Act regarding transactions by the issuer not involving a public offering, in that the transaction was made, without general solicitation or advertising, to a sophisticated investor with access to all relevant information necessary to evaluate this investment and who represented to Razorfish that the shares were being acquired for investment.

            On February 22, 2000, Razorfish issued 8,416 shares of Common Stock to each of Todd Mendeloff and Kenton Cobb in consideration for their relinquishment of their rights to receive a PBT Earnout on Razorfish Los Angeles, Inc. Messrs. Mendeloff and Cobb received their PBT Earnout rights in connection with their sale to Razorfish in August of 1998 of substantially all of the assets of Tag Media. Exemption from registration for this transaction was claimed pursuant to Section 4(2) of the Securities Act regarding transactions by the issuer not involving a public offering, in that the transaction was made, without general solicitation or advertising, to a sophisticated investor with access to all relevant information necessary to evaluate this investment and who represented to Razorfish that the shares were being acquired for investment.

            On February 22, 2000, Razorfish issued 266,640 shares of Common Stock to each of Michael Beeston and Mark Curtis in consideration for their relinquishment of their right to receive a PBT Earnout on Razorfish UK, Ltd. Messrs. Beeston and Curtis received their PBT Earnout rights in connection with their sale of Razorfish in May of 1998 of all of the outstanding stock of CHBi. Exemption from registration for this transaction was claimed pursuant to Section 4(2) of the Securities Act regarding transactions by the issuer not involving a public offering, in that the transaction was made, without general solicitation or advertising, to a sophisticated investor with access to all relevant information necessary to evaluate this investment and who represented to Razorfish that the shares were being acquired for investment.

            On August 18, 2000, Razorfish issued approximately 446,000 shares of Common Stock and approximately $1.4 million in cash to four individual shareholders and Southern Blue Betelligungsgesellschaft GmBH in exchange for all of the issued and outstanding common stock of MediaLab AG.


            On May 15, 2000, Razorfish issued approximately 141,000 shares of Common Stock to Arie van Baarle and Taco Sipma in exchange for all 28 shares of the capital stock of Limage Dangereuse Rotterdam B.V.


            On January 24, 2000, Razorfish issued approximately 399,000 shares of Common Stock and approximately $2.9 million to five individual shareholders in exchange for the entire equity interest of Qb International Holding AB ("Qb"). In addition, the Company issued approximately 8,000 shares of common stock and approximately $.2 million for outstanding warrants to purchase Qb's Common Stock.

            Additionally, Razorfish granted stock options in 2000 to certain of its employees and consultants pursuant to its 1999 Stock and Incentive Plan and its 2000 Non-Officer Stock Incentive Plan. Prior to registration of its stock options and the shares of stock to be issued upon exercise thereof on Forms S-8 filed with the Securities and Exchange Commission on each of February 15, 2000 and February 12, 2001, Razorfish issued in 2000 an aggregate of 13,019,680 options and 6,262,229 shares of Common Stock on exercise of previously granted options to employees and consultants in reliance on Rule 701 promulgated under the Securities Act.


Item 6.     Selected Financial Data


                   Selected Consolidated Financial Information

            The selected Consolidated Balance Sheet data as of December 31, 1996, 1997 and 1998 and the selected Consolidated Statement of Operations data for the years ended December 31, 1996 and 1997 are derived from our Audited Consolidated Financial Statements not included in this report. The Selected Consolidated Balance Sheet data as of December 31, 1999 and 2000 and the Selected Consolidated Statement of Operations data for the years ended December 31, 1998 and 1999 and 2000 have been derived from our Audited Consolidated Financial Statements included elsewhere in this report.

            You should read the following selected consolidated financial information in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Razorfish's consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. All amounts for all periods presented have been restated to reflect certain acquisitions in 1999 that were accounted for as a pooling of interests. The historical results are not necessarily indicative of the operating results to be expected in the future.

                                                                        Year ended December 31,
                                                                        -----------------------
                                                   1996            1997          1998           1999            2000
                                                 ---------      ---------      ---------      ---------       ---------
                                                            (in thousands, except share and per share data)
Statement of Operations Information:
Revenues ..................................      $  32,438      $  56,169      $  83,863      $ 170,179       $ 267,857
Project personnel costs ...................         16,015         27,518         44,154         81,042         147,936
                                                 ---------      ---------      ---------      ---------       ---------
Gross profit ..............................         16,423         28,651         39,709         89,137         119,921
Sales and marketing .......................          2,095          4,038          6,281         12,567          22,450
General and administrative ................         11,474         16,345         22,516         48,508         109,705
Amortization of Intangibles................              -              -            109          3,532           8,876
Non-Cash Compensation Expense..............              -             79          1,937            189               -
Merger related.............................              -              -            786         24,566               -
Restructuring Costs........................              -              -              -              -           2,416
Impairment Loss............................              -              -              -              -         126,000
                                                 ---------      ---------      ---------      ---------       ---------
Income (loss) from operations .............          2,854          8,189          8,080           (225)       (149,526)
Other income, net .........................             57             79            838          3,753           3,550
                                                 ---------      ---------      ---------      ---------       ---------
Income before income taxes ................          2,911          8,268          8,918          3,528        (145,976)
Provision for income taxes ................          1,100          3,287          4,843         18,060           2,874
                                                 ---------      ---------      ---------      ---------       ---------
Net income (loss) .........................      $   1,811      $   4,981      $   4,075      $ (14,532)      $(148,850)
                                                 =========       ========       ========      =========      ==========

Net income (loss) per share:
   Basic ..................................           0.04           0.11           0.08          (0.17)          (1.59)
   Diluted ................................           0.03           0.10           0.07          (0.17)          (1.59)
Weighted average common shares outstanding:
   Basic ..................................         49,254         46,192         50,054         83,129          93,707
   Diluted ................................         51,824         51,360         58,113         83,129          93,707


                                                                                 December 31,
                                                                                 ------------
                                                   1996            1997          1998           1999            2000
                                                 --------        --------      --------       --------        --------
                                                                            (in thousands)
Balance Sheet Information:
Cash and cash equivalents .................        $ 5,526       $ 13,037       $ 36,628       $ 98,798        $ 51,483
Total assets ..............................         16,886         35,410         75,831        251,590         204,955
Long-term obligations .....................            654          2,750          6,820          1,760             986
Stockholders' equity ......................          4,937         10,779         45,807        198,353         169,151


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements. Factors that could cause or contribute to such differences include those set forth in
Item I under the caption "Factors Affecting Future Operating Results" and "Information Regarding Forward-Looking Statements" as well as those discussed elsewhere in this Form 10-K.


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


            Razorfish's projects vary in size and scope; therefore, a client that accounts for a significant portion of Razorfish's revenues in one period may not generate a similar amount of revenue in subsequent periods. No client accounted for more than 10% of Razorfish's revenues in 2000, 1999 or 1998. Razorfish does not believe that it will derive a significant portion of its revenues from a limited number of clients in the near future. However, there is a risk that the source of Razorfish's revenues may be generated from a small number of clients. These clients may not retain Razorfish in the future. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse affect on Razorfish's business, financial condition and results of operations.


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


Acquisitions

Medialab

            On August 18, 2000 Razorfish issued approximately 446,000 shares of Common Stock and paid approximately $1.4 million in cash to acquire Medialab AG ("Medialab"), a Munich based e-business solutions provider that specializes in strategy consulting, back end technology and advanced web design. The addition of Medialab added to Razorfish's presence in Germany.

     Limage

            On May 15, 2000, Razorfish issued approximately 141,000 shares of Common Stock to substantially all of the capital of Limage Dangereuse Rotterdam B.V. ("Limage"). Founded in 1986, Limage is an award winning visual communications agency based in Rotterdam, the Netherlands. Limage is mainly focused on the creation of online-identities and interactive and graphic design. The Limage acquisition strengthens Razorfish's presence in the Benelux region by adding a company with premier strategic, creative, and technological capabilities to deliver complex digital solutions.


     Qb International

            On January 24, 2000, Razorfish acquired all of the outstanding stock of Stockholm-based Qb International Holding AB ("Qb") a Swedish IT/strategic consulting company. Under the terms of the acquisition, Razorfish issued approximatley 399,000 shares of its Common Stock and paid approximately 3.1 million in cash to Qb's stockholders in exchange for the entire equity interest of Qb.
In addition, the Company issued approximately 8,000 shares of common stock for outstanding warrants. The Qb acquisition compliments Razorfish's expertise in change and knowledge management.

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

            Razorfish acquired substantially all of the assets of Electrokinetics in June 1999 in exchange for approximately $.8 million in cash, and all of the capital stock of Fuel and Tonga in September 1999 in exchange for 1,312,000 shares of Razorfish's Common Stock and $.8 million in cash. Each of these acquisitions was accounted for using the purchase method of accounting; accordingly, the results of operations of Electrokinetics and Fuel and Tonga were included in Razorfish's results beginning on the respective dates of acquisition. The Fuel and Tonga purchase agreement calls for a stock or cash earn-out payment to the former stockholder based upon the achievement of certain revenue levels for 1999.

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

            Razorfish completed five acquisitions during 1998. Razorfish acquired all of the capital stock of CHBi, a London-based new media company and acquired substantially all of the assets of: Avalanche Systems, a New York-based new media company; Plastic, a San Francisco-based new media company; Media, a Los Angeles-based new media entertainment consultant; and Sunbather, a London-based new media company.


            Each of the acquisitions completed by Razorfish in 1998 were accounted for using the purchase method of accounting; accordingly, the results of operations of each acquired company were included in Razorfish's results beginning on the respective date of each acquisition. (See Note 2 to Razorfish's consolidated financial statements.)

            The following unaudited pro forma consolidated results of operations reflects the results of operations for the years ended December 31, 1999 and 2000 as if all of the aforementioned acquisitions had occurred on January 1, of the applicable year of acquisition and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1 of the applicable acquisition year and may not be indicative of future operating results.

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                (in thousands except per share data)
                                                                ------------------------------------
                                                                    1999                   2000
                                                                    ----                   ----
       Pro forma:
              Revenues..................................           $178,622               $271,607
              Net income (loss).........................            (14,135)              (148,038)
              Basic net (loss) per share................              (0.17)                 (1.57)
              Diluted net (loss) per share..............              (0.17)                 (1.57)


Seasonality

            In general, the laws of the European countries in which Razorfish operates mandate that all employees receive significantly more vacation days than in the United States. For example, in Sweden, each employee must receive a minimum of 25 days of paid vacation per year. These vacations are typically taken in the third quarter, resulting in declining revenues during this period due to a reduction in both billable hours and client demand.


Quarter-to-quarter fluctuations in margins

            Razorfish's operating results and quarter-to-quarter margins may fluctuate in the future as a result of many factors, some of which are beyond Razorfish's control. Historically, Razorfish's quarterly margins have been impacted by:

            o     the number of client engagements undertaken or completed;

            o     a change in the scope of ongoing client engagements;

            o     seasonality;

            o     a shift from fixed-fee to time and materials-based contracts;

            o     the number of days during the quarter;

            o     utilization rates of employees;

            o     marketing and business development expenses;

            o     charges relating to strategic acquisitions;

            o     pricing changes in the information technology services market;
                  and

            o economic conditions generally or in the information technology services market.


            Razorfish expects this trend to continue.


Results of operations

            The following table sets forth certain consolidated statement of operations data of Razorfish both in millions and as a percentage of revenues for the periods indicated:

                                                                        Year ended December 31,
                                            -----------------------------------------------------------------------------
                                                    1998                       1999                        2000
                                            ---------------------      ---------------------      -----------------------
                                                       Percent of                 Percent of                   Percent of
                                            Amount      revenues       Amount      revenues       Amount        revenues
                                            ------      --------       ------      --------       ------        --------
                                                                       (dollars in millions)
Revenues ...........................        $ 83.9         100%        $170.2          100%        $267.9          100%
Project personnel costs ............          44.2          53%          81.0           48%         147.9           55%
                                            ------      ------         ------       ------         ------       ------
Gross profit .......................          39.7          47%          89.2           52%         120.0           45%
Sales and marketing ................           6.3           8%          12.6            7%          22.5            8%
General and administrative .........          22.5          27%          48.5           28%         109.7           41%
Merger & restructuring related costs           0.8           1%          24.6           14%           2.4            1%
Non-cash compensation expense ......           1.9           2%           0.2            0%             -            -
Amortization of intangibles ........            .1           0%           3.5            2%           8.9            4%
Impairment loss ....................             -           -              -            -          126.0           47%
                                            ------      ------         ------       ------         ------       ------
Income (loss) from operations ......           8.1          10%          (0.2)           0%        (149.5)         (56%)
Other income, net ..................           0.8           1%           3.7            2%           3.5            1%
Income (loss) before income taxes ..           8.9          11%           3.5            2%        (146.0)         (55%)
Provision (benefit) for income taxes           4.8           6%          18.0           11%           2.9            1%
                                            ------      ------         ------       ------         ------       ------
Net income (loss) ..................           4.1           5%         (14.5)           9%        (148.9)         (56%)
                                            ======      ======         ======       ======         ======       ======

Year ended December 31, 2000 compared to year ended December 31, 1999

      Revenues

            Razorfish's revenues increased $97.7 million, or 57%, to $267.9 million for the year ended December 31, 2000 from $170.2 million for the year ended December 31, 1999. This increase in revenues was attributable to an increased volume of projects from new customers, the leveraging of existing client relationships to obtain repeat business, increases in Razorfish's billing rates and the impact of the purchase acquisitions that were completed in 1999 and 2000.

      Project personnel costs

            Razorfish's project personnel costs increased $66.9 million, or 83%, to $147.9 million for 2000 from $81.0 million for 1999. As a percentage of revenues, project personnel costs increased to 55% during 2000 from 48% during 1999. The increase in project personnel costs in absolute dollar terms was a result of the hiring of additional and more experienced personnel required to deliver Razorfish's services. The increase in project personnel costs as a percentage of revenues was the result of a decline in utilization for billable employees due primarily to slower revenue in the fourth quarter of 2000.

      Sales and marketing

            Razorfish's sales and marketing expenses increased $9.9 million, or 78%, to $22.5 million for 2000 from $12.6 million in 1999. As a percentage of net revenues, these costs increased from 7% in 1999 to 8% in 2000. The increase in selling and marketing costs in absolute dollars was primarily attributable to increased spending on promotional activities and increases in selling and marketing personnel.

      General and administrative

            Razorfish's general and administrative expenses increased $61.2 million, or 126%, to $109.7 million in 2000 from $48.5 million in 1999. As a percentage of revenues, general and administrative expenses increased to 41% during 2000 from 28% in 1999. The additional increase of G&A expense was due to an increase in general and administrative personnel and support staff necessary to maintain Razorfish's growing infrastructure and bad debt expense of $13.8 million.


      Merger-related and restructuring costs


            During 2000, Razorfish incurred costs of approximately $2.4 million related to restructuring of certain operations. These costs, which were all paid during 2000 related to severance benefits for approximately 200 people. Razorfish completed its merger with i-Cube in November 1999 and its mergers with Lee Hunt and TSDesign during December 1999. In addition, prior to the merger with Razorfish, i-Cube had completed its merger with Tomorrow's Technology Today in May 1999 and its merger with Conduit Communications in June 1999. Costs directly associated with these mergers aggregating $24.6 million were charged to operations upon consummation of the mergers. Merger-related costs included $12.6 million in consulting and investment banking fees; $4.8 million for integration related activities, $3.3 million in legal, accounting, printing and filing fees; lease termination and related costs aggregating $1.8 million; severance and retention costs of $1.7 million and other costs totaling $0.4 million.


      Amortization of intangibles

            Amortization of intangibles for Razorfish was approximately $8.9 million in 2000 compared to $3.5 million in 1999. This increase in amortization of intangibles was due to the goodwill resulting from the acquisitions completed during 2000 and the full year impact of the acquisitions completed in 1999. Goodwill was amortized for a full year prior to the impairment at year end.

        Impairment loss


            During the fourth quarter of 2000, in connection with its ongoing review of its intangible assets from previous acquisitions, Razorfish conducted a strategic review of certain assets. The strategic review triggered an impairment of long-lived assets from previous acquisitions. Razorfish calculated the present value of expected cash flows of certain business units to determine the fair value of those assets. Accordingly, in the fourth quarter of 2000, Razorfish recorded non-cash impairment charges and wrote down goodwill by $126.0 million from the acquisitions of Spray, CHBI, Tag media and Fuel.

      Income taxes

            Razorfish had income taxes of $2.9 million during 2000. These taxes were primarily related to income earned in foreign jurisdictions and taxes relating to local U.S. governments.


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


      Income taxes


            Razorfish had income taxes of $18.1 million on pre-tax profits of $3.5 million during 1999. The effective income tax rate was 512% during 1999. Income taxes for the period differed significantly from previous periods due to the write-off during 1999 of a deferred tax asset of $9.4 million in connection with merger-related tax restructuring activities and the non-deductibility of certain merger-related charges in relation to the acquisitions completed using the pooling of interests method of accounting. The differences in the effective tax rates during 1999 and 1998 from the federal and state statutory rates are primarily the result of non-tax deductible expenses, including compensation charges incurred in connection with the grant of incentive stock options in 1999 and 1998, amortization of intangibles in connection with the purchase acquisitions completed in 1999 and 1998 and certain merger-related charges in relation to the acquisitions completed using the pooling of interests method of accounting.


Quarterly results of operations

            The following table sets forth unaudited quarterly statement of operations data of Razorfish in millions of dollars for each of the four quarters during the two years ended December 31, 2000. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the unaudited information for the quarters presented. You should read this information in conjunction with the consolidated audited financial statements, including the notes thereto, included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of results that Razorfish may achieve for any subsequent periods.

                                                                                 Quarter ended
                                             -------------------------------------------------------------------------------------
                                            March 31,   June 30,   Sept. 30,   Dec. 31,   March 31,  June 30,  Sept. 30,    Dec. 31,
                                              1999       1999        1999       1999        2000       2000       2000        2000
                                             ------     ------      ------     ------      ------     ------     ------      ------
Revenues ...............................     $ 32.6     $ 40.0      $ 44.9     $ 52.7      $ 64.1     $ 76.6     $ 77.1      $ 50.1
 Project personnel costs ...............       15.7       19.6        21.3       24.5        29.8       36.4       41.7        40.0
 Gross profit ..........................       16.9       20.4        23.6       28.2        34.3       40.2       35.4        10.1
 Sales and marketing ...................        2.2        2.7         3.6        4.0         4.1        4.9        6.2         7.3
 General and administrative ............        8.9       10.9        12.9       15.7        20.4       24.4       28.5        36.4
 Merger and restructuring -related costs          -        3.5           -       21.2           -          -          -         2.4
Non-cash compensation expense ..........          -          -         0.1          -           -          -          -           -
 Amortization of intangibles ...........        0.8        0.8         0.9        1.0         2.0        2.1        2.3         2.5
  Impairment loss ......................          -          -           -          -           -          -          -       126.0
                                             ------     ------      ------     ------      ------     ------     ------      ------
 Income (loss) from operations .........        5.0        2.5         6.1      (13.7)        7.8        8.8       (1.6)     (164.5)
 Other income (loss), net ..............        0.4        0.9         1.2        1.2         1.0        1.2         .7          .6
                                             ------     ------      ------     ------      ------     ------     ------      ------
 Income (loss) before income taxes .....        5.4        3.4         7.3      (12.5)        8.8       10.0        (.9)     (163.9)
 Provision (benefit) for income taxes ..        2.3        1.6         3.7       10.5         4.3        4.9        (.4)       (5.9)
 Net income (loss) .....................        3.1        1.8         3.6      (23.0)        4.5        5.1        (.5)     (158.0)
                                             ======     ======      ======     ======      ======     ======     ======      ======

dollars in millions in above table

Liquidity and capital resources

            In 2000, Razorfish met its working capital requirements through cash generated from the proceeds of its initial public offering that was completed in April 1999.


            Razorfish believes that based on its cost reduction efforts, which have included major workforce reductions in the first quarter 2001 and will include additional cost reductions if necessary, the Company will return to profitability and that cash generated by operations combined with its current cash position will be sufficient to meet its working capital needs for the next twelve months.

      Net cash provided by (used in) operating activities

            Razorfish's net cash used by operating activities was $33.1 million in 2000. Cash used by operating activities was mainly due to the net operating loss from operations of $ $148.9 million, which includes the impairment loss of $126.0 million for the year, an increase in accounts receivable of $10.6 million and a decrease in accounts payable and accrued expenses of $8.5 million, which was partially offset by an decrease in unbilled revenue of $8 million

      Net cash provided by (used in) investing activities

            Razorfish's net cash used by investing activities was $28.6 million in 2000. Net cash used in investing activities for 2000 was primarily due to capital expenditures of $23.4 million due to the increase in office space and personnel and cash paid for acquisitions of $5.2 million

      Net cash provided by financing activities

            Razorfish's net cash provided from financing activities was $14.8 million for 2000. Approximately $16.3 million was generated from the exercise of stock options which was offset by payments on capital leases and payments on long term obligations of $0.7 million and $1.3 million, respectively.

      Capital expenditures, earn-out payments and rent expenses

            Razorfish's capital expenditures for 2000 were approximately $23.5 million. The increase in capital expenditures during 2000 was due primarily to leasehold improvements made to Razorfish's leased office space and to purchase computer hardware and software and furniture and fixtures. Razorfish does not have any material commitments for capital expenditures for the foreseeable future.


Currency fluctuation and the euro conversion

            Several countries of the European Union have adopted the euro as their common legal currency. On January 1, 1999, these members began the process of converting their native currencies to the euro, and on that date the euro commenced trading on currency exchanges and became available for non-cash transactions. For the period from January 1, 1999 to January 1, 2002, both the euro and the native currencies will be legal tender in the participating member states. During this period, the conversion rates for currencies will be determined by a formula that has been established by the European Commission. On January 1, 2002, new euro-denominated bills and coins will be fully deployed and all native bills and coins will be withdrawn by July 1, 2002.


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


Recent accounting pronouncements

            In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the
FASB issued SFAS No. 138 "Accounting for Certain Hedging Activities, an amendment of FASB Statement No. 133", effective for all interim and annual periods beginning after June 15, 2000. As indicated, SFAS No 138 amends accounting and reporting standards for certain derivative instruments and certain hedging activities. The Company does not expect the adoption of these standards to have a material effect on the Company's results of consolidated operations, financial position, or cash flows.

            In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes". In June 2000, the SEC issued SAB 101B, "Amendment: Revenue Recognition in Financial Statements," which delayed implementation of SAB 101 until Razorfish's fourth fiscal quarter of 2000. Razorfish has adopted SAB 101 with no known reportable changes in its financial position or results of operations.

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's consolidated financial position or results of operations.


Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

            Razorfish's exposure to market risk is expected to be confined principally to its short-term available-for-sale securities, which have short maturities and, therefore, minimal and immaterial market risk.


            Razorfish may invest in equity securities of privately held companies for business and strategic purposes. For investments in which no public market exists, Razorfish's policy will be to regularly review the operating performance, recent financing transactions and cash flow forecasts for such companies in assessing the net realizable values of the securities of these companies. Razorfish expects to identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired.

Item 8.     Financial Statements and Supplementary Data

            The Consolidated Financial Statements, Financial Schedules, and the Report of the Independent Accountants that appear in Item 14 of this Annual Report on Form 10-K and the Supplementary Financial Information that appears in
Item 7 of this Annual Report on Form 10-K are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            On June 23, 2000, PricewaterhouseCoopers LLP ("PWC") resigned its position as Razorfish's independent certified public accountant. PWC's decision to resign was due to a conflict with a SEC rule requiring that a partner of an accounting firm who has a close relative that holds an important position with an audit client be geographically separated from the relative and from the engagement team by at least 500 miles to mitigate a presumption of impairment of independence. The conflict exists because the father of John Roberts, Jr., Razorfish's Chief Financial Officer since April 24, 2000, is a partner in the New York office of PWC. PWC had applied to the SEC for relief from this rule, but such relief was not granted.


            Razorfish, with the approval of the Audit Committee of Razorfish's Board of Directors, appointed Arthur Andersen LLP ("Andersen") as Razorfish's independent public accountants for the fiscal year ended

December 31, 2000, effective as of July 20, 2000. Andersen was previously engaged in this capacity for Razorfish from November 1996 until November 1999 and was responsible for auditing the 1998 annual financial statements and for reviewing Razorfish's quarterly results for the first three quarters of 1999 prior to the restatement of these periods to give effect for a pooling of interests with i-Cube, TS Design, Inc. and Lee Hunt Associates, Inc.


            During the fiscal year 2000 there were no disagreements with Andersen or PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Andersen or PWC, would have caused them to make reference to the subject matter of the disagreement in its reports. Andersen's report on Razorfish's financial statements for the fiscal year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

            The section labeled "Proposal No.1 Election of Directors" of the Registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, for the Registrant's annual meeting of stockholders is incorporated herein by reference.

Item 11.    Executive Compensation

            The section labeled "Proposal No.1 Election of Directors" of the Registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, for the Registrant's annual meeting of stockholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

            The section labeled "Proposal No.1 Election of Directors" of the Registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, for the Registrant's annual meeting of stockholders is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

            The section labeled "Certain Relationships and Related Transactions" of the Registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, for the Registrant's annual meeting of stockholders is incorporated herein by reference.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   Documents filed as a part of this Annual Report on Form 10-K:

      1.    Financial Statements


            The following documents are filed as part of this Annual Report on Form 10-K:

      o     Report of Independent Accountants;

      o     Consolidated Balance Sheets as of December 31, 1999 and 2000;

      o Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000;

      o Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000;

      o Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000; and

      o     Notes to Consolidated Financial Statements


      2.    Financial Statement Schedules.


            None of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required under the related instructions, and therefore such schedules are inapplicable and have been omitted.


            3.  Exhibits.


Exhibit No.                                  Description
- -----------                                  -----------

2.1 Agreement and Plan of Merger, dated as of August 10, 1999, by and between Razorfish, Razorfish Merger Sub and i-Cube.(2)

3.1 Certificate of Incorporation of Razorfish, Inc. (the "Company"), as amended.(2)

3.2         By-laws of Razorfish. (1)

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

4.6 Registration Rights Agreement, dated March 30, 1999, between Razorfish and Communicade Inc.(1)

4.7         Specimen Common Stock Certificate of Razorfish.(1)

10.1        The Amended and Restated 1997 Stock Option and Incentive Plan.(1)

10.2        1999 Amended and Restated Stock Incentive Plan.(2)

10.3        2000 Non-officer Stock Incentive Plan. (3)

10.4 Non-competitive Agreement, dated September 18, 1996, between Razorfish and Jeffrey A. Dachis.(1)

10.5 Employment Agreement, dated September 18, 1996, between Razorfish and Craig M. Kanarick.(1)

Exhibit No.                                  Description
- -----------                                  -----------

10.6 Non-competitive Agreement, dated September 18, 1996, between Razorfish and Craig M. Kanarick.(1)

10.7 Employment Agreement, dated June 19, 1997, between Razorfish and Jean-Philippe Maheu.(1)

10.8 Employment Agreement dated September 1, 2000 between Razorfish and Michael Simon.

10.9 Employment Agreement dated September 1, 2000 between Razorfish and Sue Murphree.

10.10 Employment Agreement, dated as of October 1, 1998, between Razorfish and Jonas Svensson.(1)

10.11 Employment Agreement dated as of August 1, 2000, between Razorfish and John Roberts.

10.12 Employement Agreement dates as of July 1, 2000 between Razorfish and Jean-Philippe Maheu.

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

Exhibit No.                                  Description
- -----------                                  -----------

10.25 Rental Agreement for Office Space No. 910539, dated April 25, 1997, between Spray Interactive Media Oy and Valtion Kiinteistolaitos (State Real Property Authority)/Uusimaa ("State Real Property Authority") and the English translation thereof.(1)

10.26 Rental Agreement for Office Space No. 910539, dated May 14, 1997, between Spray Interactive Media Oy and State Real Property Authority and the English translation thereof.(1)

10.27 Lease Contract, dated June 17, 1998, between Spray Geelmuyden.Kiese A.S and Kongensgate 2 ANS and the English translation thereof.(1)

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

10.32 Stock Purchase Agreement, dated October 23, 1998, between Communicade and Spray Ventures AB.(1)

10.33 Amendment to Stock Purchase Agreement, dated December 10, 1998, between Communicade and Spray Ventures AB.(1)

10.34 Employment Agreement, dated April 15, 2000, between Razorfish and Jeffrey A. Dachis.(4)

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

10.43 Lease Agreement dated November 20, 1996 between i-Cube, RR&C Development Company and Patrician Associates, Inc.(2)

10.44 Lease Agreement dated as of July 14, 1995 between i-Cube and Riverfront Office Park Joint Venture.(2)

Exhibit No.                                  Description
- -----------                                  -----------

10.45 Amendment No. 1 to Lease Agreement dated as of July 14, 1995 between i-Cube and Riverfront Office Park Joint Venture.(2)

10.46       Sublease dated as of June 19, 1995 between i-Cube and MathSoft, Inc.
            (2)

10.47 Employment Agreement as of July 18, 2000 between Razorfish and Craig Kanarick.

10.48 Separation Agreement dated as of February 8, 2001 between Razorfish and Sue Murphree.

10.49 Amendment to employment agreement dated September 1 between Razorfish and Michael Simon.

18.1        Letter re: Change in Certifying Accountant. (3)

21.1        Subsidiaries of Razorfish.

23.1        Consent of Arthur Andersen LLP.




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

(3) Filed as an exhibit to Razorfish's Report on Form 8-K/A that was filed with the Securities and Exchange Commission on June 30, 2000 and incorporated herein by reference.


(4) Filed as exhibit to Razorfish's Report on Form 10-Q that was filed with the Securities and Exchange Commission on August 15, 2000 and incorporated herein by reference.


(b)   Reports on Form 8-K:

      Razorfish did not file any reports during the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RAZORFISH INC.

                                            By:   /s/ JEFFREY A. DACHIS
                                                -----------------------
                                                    Jeffrey A. Dachis
                                                 Chief Executive Officer
                                              (Principal Executive Officer)

Date:  March 30, 2001

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


              Name and Signatures                                           Title                                     Date
              -------------------                                           -----                                     ----
/S/ JEFFREY A. DACHIS                               Chief Executive Officer and Chairman of the Board          March 30, 2001
- ----------------------------------------
JEFFREY A. DACHIS

/S/ JOHN J. ROBERTS                                              Chief Financial Officer                       March 30, 2001
- ----------------------------------------
JOHN J. ROBERTS

/S/ CRAIG M. KANARICK                                     Chief Strategic Officer and Director                 March 30, 2001
- ----------------------------------------
CRAIG M. KANARICK

/S/ MICHAEL SIMON                                  Executive Vice President,-Business Affairs, General         March 30, 2001
- ----------------------------------------
MICHAEL SIMON                                                     Counsel and Director


/S/ CARTER F. BALES                                                     Director                               March 30, 2001
- ----------------------------------------
CARTER F. BALES

/S/ PETER LUND                                                          Director                               March 30, 2001
- ----------------------------------------
PETER LUND

/S/ BO DIMERT                                                           Director                               March 30, 2001
- ----------------------------------------
BO DIMERT

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Razorfish, Inc.:

We have audited the accompanying consolidated balance sheet of Razorfish, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Razorfish, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                             ARTHUR ANDERSEN LLP


New York, New York
March 30, 2001

                        Report of Independent Accountants
                        ---------------------------------

To the Board of Directors and Stockholders of Razorfish, Inc:

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Razorfish, Inc. and subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and International Integration Incorporated, Lee Hunt Associates, Inc. and TS Design, Inc. in transactions accounted for as a pooling of interests, as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of Razorfish, Inc. prior to its above mentioned mergers, which statements reflect total assets of $12,085,000 as of December 31, 1998, and total revenues of $13,843,000 in the period ended December 31, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Razorfish, Inc. as of and for the periods described above, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.





Boston, Massachusetts                              PricewaterhouseCoopers LLP
February 15, 2000

                    [THIS PAGE IS INTENTIONALLY LEFT BLANK]

                        RAZORFISH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                                     December 31,
                                                                                              -------------------------
                                                                                                1999            2000
                                                                                              ---------       ---------
                                               ASSETS
                                               ------
CURRENT ASSETS:
       Cash and cash equivalents .......................................................      $  98,798       $  51,483
       Accounts receivable, net of allowance for doubtful accounts of $1,416 and
                 $4,954, at December 31, 1999 and 2000, respectively ...................         30,420          37,499
       Unbilled revenues ...............................................................         15,667           7,713
       Prepaid expenses and other current assets .......................................          3,731           5,560
       Deferred tax assets .............................................................          1,225               -
       Due from affiliate ..............................................................          1,273               -
                                                                                              ---------       ---------
                                                                                                                      -
              Total current assets .....................................................        151,114         102,255
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of ............         15,428          30,901
                 $6,914 and $14,919 and December 31, 1999
                 and 2000, respectively
INTANGIBLES, net of accumulated amortization of $3,641 and
                 $2,682 at December 31, 1999 and 2000, respectively
                                                                                                 79,233          58,926
LOAN TO AFFILIATE ......................................................................          2,250           3,872
OTHER ASSETS ...........................................................................          3,565           9,001
                                                                                              ---------       ---------
              Total assets .............................................................      $ 251,590       $ 204,955
                                                                                              =========       =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------
CURRENT LIABILITIES:
       Accounts payable and accrued expenses ...........................................      $  36,086       $  27,621
       Income taxes payable ............................................................          9,132           1,815
       Deferred revenues ...............................................................          2,464           1,928
       Other current liabilities .......................................................          1,383           2,407
                                                                                              ---------       ---------
              Total current liabilities ................................................         49,065          33,771
LONG-TERM OBLIGATIONS ..................................................................          1,760             986
MINORITY INTEREST IN JOINT VENTURE......................................................              -           1,047
OTHER LIABILITIES ......................................................................          2,412               -
                                                                                              ---------       ---------
              Total liabilities ........................................................         53,237          35,804

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
       Preferred stock $.01 par value, 10,000,000
          shares authorized; none issued
          or outstanding ...............................................................             --              --
       Common stock:
       Class A $.01 par value; 200,000,000 shares
            authorized; 88,811,621 and
            97,698,747 issued at December 31, 1999
            and 2000, respectively .....................................................            888             977
       Class B, $.01 par value; 50 shares authorized;
           50 issued and outstanding at
           December 31, 1999 and 2000 ..................................................             --              --
       Receivable from stockholder .....................................................           (533)           (533)
       Additional paid-in capital ......................................................        200,297         320,360
       Accumulated other comprehensive income ..........................................              6            (498)
       Retained (deficit) ..............................................................         (1,717)       (150,567)
       Treasury stock at cost; 73,584 shares at
          December 31, 1999 and 2000 ...................................................           (588)           (588)
                                                                                              ---------       ---------
              Total stockholders' equity ...............................................        198,353         169,151
                                                                                              ---------       ---------
              Total liabilities and stockholders' equity ...............................      $ 251,590       $ 204,955
                                                                                              =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        RAZORFISH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                            For the Year Ended December 31,
                                                                       ----------------------------------------
                                                                          1998          1999            2000
                                                                       ---------      ---------       ---------
Revenues ........................................................      $  83,863      $ 170,179       $ 267,857
Project personnel costs .........................................         44,154         81,042         147,936
                                                                       ---------      ---------       ---------
       Gross profit .............................................         39,709         89,137         119,921
                                                                       ---------      ---------       ---------

   Sales and marketing ..........................................          6,281         12,567          22,450
   General and administrative ...................................         22,516         48,508         109,705
   Amortization of intangibles ..................................            109          3,532           8,876
   Non-cash compensation expense ................................          1,937            189               -
   Merger related ...............................................            786         24,566               -
   Restructuring Costs ..........................................              -              -           2,416
   Impairment loss ..............................................              -              -         126,000
                                                                       ---------      ---------       ---------

Income (loss) from operations ...................................          8,080           (225)       (149,526)
Other income, net ...............................................            838          3,753           3,550
                                                                       ---------      ---------       ---------
        Income before income taxes ..............................          8,918          3,528        (145,976)

Provision for income taxes ......................................          4,843         18,060           2,874
                                                                       ---------      ---------       ---------
       Net income (loss) ........................................      $   4,075      $ (14,532)      $(148,850)
                                                                       =========      =========       =========

Earnings (loss) per share:
              Basic .............................................      $    0.08      $   (0.17)      $   (1.59)
                                                                       =========      =========       =========
              Diluted ...........................................      $    0.07      $   (0.17)      $   (1.59)
                                                                       =========      =========       =========

Weighted average common shares outstanding:
              Basic .............................................         50,054         83,129          93,707
                                                                       =========      =========       =========
              Diluted ...........................................         58,113         83,129          93,707
                                                                       =========      =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        RAZORFISH, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except per share data)


                                                          Class A                Class B                                  Additional
                                                       Common Stock            Common Stock         Treasury Stock          Paid-in
                                                   Shares      Amount       Shares    Amount      Shares      Amount        Capital
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 1997                     46,709,034   $   467            -   $    -       (5,252)   $       (7)   $    2,119

   Acquisition of treasury stock                          -         -            -        -        1,000          (500)            -
   Common stock issued to employees               1,436,552        14            -        -        4,252           507           515
   Common stock option compensation                       -         -            -        -            -             -         1,937
   Tax benefit due to stock option exercise               -         -            -        -            -             -           342
   Proceeds from common stock offering            4,558,750        46            -        -            -             -        27,831
   Unrealized gain on marketable securities               -         -            -        -            -             -             -
   Foreign currency translation adjustment                -         -            -        -            -             -             -
   Capital contribution                                   -         -            -        -            -             -            65
   Net income                                             -         -            -        -            -             -             -
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 1998                     52,704,336       527            -        -            -             -        32,809

   Acquisition of treasury stock                          -         -            -        -      (73,584)         (588)            -
   Common stock issued to employees               4,101,732        41            -        -            -             -         7,871
   Common stock option compensation                       -         -            -        -            -             -           109
   Tax benefit due to stock option exercise               -         -            -        -            -             -         1,375
   Proceeds from common stock offering            6,900,000        69            -        -            -             -        48,253
   Foreign currency translation adjustment                -         -            -        -            -             -             -
   Shares issued in connection with the
   exercise of stock options by Communicade       3,953,620        40            -        -            -             -        25,263
   Shares issued in connection with the
   purchase of Spray Network AB                  19,762,068       198           50        -            -             -        54,742
   Shares issued in connection with the
   purchase of Fuel/Tonga, Inc.                   1,312,000        13            -        -            -             -        20,077
   Shares issued in connection with the
   purchase of Conduit Communications, Inc.          77,865         -            -        -            -             -         9,798
   Net loss                                               -         -            -        -            -             -             -
                                             ---------------------------------------------------------------------------------------

Balance, December 31, 1999                       88,811,621       888           50        -      (73,584)         (588)      200,297

   Common stock issued to employees               6,262,229        63            -        -            -             -        16,230
   Foreign currency translation adjustment                -         -            -        -            -             -             -
  Stock Issued in connection with acquisitions      994,492        10            -        -            -             -        27,166
  Stock issued in connection with earnout                 -         -            -                                                 -
  agreements                                      1,630,405        16            -        -            -             -        76,667
   Net loss                                               -         -            -        -            -             -             -
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 2000                       97,698,747   $   977           50    $   -      (73,584)   $     (588)   $  320,360
                                             =======================================================================================


   The accompanying notes are an integral part of these consolidated financial statements

                        RAZORFISH, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except per share data)

                                                                   Accumulated         Note
                                                   Retained          Other          Receivable      Total
                                                    Earnings     Comprehensive         From     Stockholders
                                                   (Deficit)        Income         Stockholder     Equity
                                                 -----------------------------------------------------------
Balance at December 31, 1997                         8,740              (7)           (533)         10,779

   Acquisition of treasury stock                         -               -               -            (500)
   Common stock issued to employees                      -               -               -           1,036
   Common stock option compensation                      -               -               -           1,937
   Tax benefit due to stock option exercise              -               -               -             342
   Proceeds from common stock offering                   -               -               -          27,877
   Unrealized gain on marketable securities              -              30               -              30
   Foreign currency translation adjustment               -             166               -             166
   Capital contribution                                  -               -               -              65
   Net income                                        4,075               -               -           4,075
                                                 -----------------------------------------------------------
Balance at December 31, 1998                        12,815             189            (533)         45,807

   Acquisition of treasury stock                         -               -               -            (588)
   Common stock issued to employees                      -               -               -           7,912
   Common stock option compensation                      -               -               -             109
   Tax benefit due to stock option exercise              -               -               -           1,375
   Proceeds from common stock offering                   -               -               -          48,322
   Foreign currency translation adjustment               -            (183)              -            (183)
   Shares issued in connection with the
   exercise of stock options by Communicade              -               -               -          25,303
   Shares issued in connection with the
   purchase of Spray Network, AB                         -               -               -          54,940
   Shares issued in connection with the
   purchase of Fuel/Tonga, Inc.                          -               -               -          20,090
   Shares issued in connection with the
   purchase of Conduit Communications, Inc.              -               -               -           9,798
   Net loss                                        (14,532)              -               -         (14,532)
                                                 -----------------------------------------------------------
Balance, December 31, 1999                          (1,717)              6            (533)        198,353




   Common stock issued to employees                      -               -               -          16,293
   Foreign currency translation adjustment               -            (504)              -            (504)
   Stock issued in connection with
   acquisitions                                          -               -               -          27,176
   Stock issued in connection with
   earnout agreements                                    -               -               -          76,683
   Net loss                                       (148,850)              -               -        (148,850)

                                                 -----------------------------------------------------------
Balance, December 31, 2000                       $(150,567)      $    (498)      $    (533)      $ 169,151
                                                 ===========================================================

  The accompanying notes are an integral part of these consolidated financial statements

                        RAZORFISH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              For the Years Ended December 31,
                                                                         -----------------------------------------
                                                                            1998            1999            2000
                                                                         ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..............................................      $   4,075       $ (14,532)      $(148,850)
   Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities--
      Allowance for doubtful accounts .............................             67           1,010           3,538
      Depreciation and amortization ...............................          2,015           6,803          17,165
        Impairment Loss ...........................................              -               -         126,000
      Non-cash common stock option compensation ...................          1,937             109               -
      Non-cash capital contribution ...............................             65               -               -
      Tax benefit due to stock option exercise ....................            342           1,375               -
        Minority interest .........................................              -               -           1,047
      Increase in deferred tax assets .............................           (431)           (220)          1,225
      Decrease (increase) in accounts receivable ..................          1,551         (17,305)        (10,617)
      (Increase)decrease in unbilled revenues .....................         (2,263)        (12,324)          7,954
      Increase in prepaid expenses and other current assets .......           (310)         (1,955)         (1,829)
      Increase in due from affiliate ..............................           (601)         (2,922)           (349)
      Increase in other assets ....................................            (59)           (368)        (11,223)
      Increase (decrease) in accounts payable and accrued expenses           4,108          27,584          (8,465)
      Increase (decrease) in deferred revenues ....................         (3,831)         (2,979)           (536)
      Increase (decrease) in deferred tax liabilities .............          1,196          (1,199)           (191)
      Increase (decrease) in income taxes payable .................            707           8,381          (7,317)
      Increase (decrease) in other liabilities ....................             28           2,246            (531)
      Increase (decrease) in due to related party .................            500            (606)            (97)
                                                                          --------        --------        --------
        Net cash provided by (used in) operating activities .......          9,096          (6,902)        (33,076)
                                                                          --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...........................................         (2,946)         (9,284)        (23,478)
    Proceeds from sale of marketable securities ...................          2,500           8,353               -
    Purchase of marketable securities .............................        (10,802)              -               -
    Loan to affiliate .............................................              -          (2,250)              -
    Acquisitions of subsidiaries, net of cash acquired ............         (4,561)         (3,055)          (5,207)
                                                                          --------        --------        --------
        Net cash (used in) provided by investing activities .......        (15,809)         (6,236)         (28,685)
                                                                          --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred registration costs ....................................           (564)            564               -
   Proceeds (payments) from/to long-term obligations ..............          2,494          (5,970)         (1,344)
   Proceeds from officer's loan ...................................            (53)              -               -
    Proceeds from common stock offerings ..........................         27,877          48,322               -
    Proceeds from exercise of Communicade's 10% option ............              -          25,303               -
    Proceeds from exercise of stock options .......................          1,036           7,912          16,293
   Acquisition of treasury stock ..................................           (500)           (588)              -
                                                                          --------        --------        --------
        Net cash provided by financing activities .................         30,290          75,543          14,949
                                                                          --------        --------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ......             14            (235)           (503)
                                                                          --------        --------        --------
        Net increase in cash and cash equivalents .................         23,591          62,170         (47,315)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................         13,037          36,628          98,798
                                                                          --------        --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................      $  36,628       $  98,798       $  51,483
                                                                          ========        ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        RAZORFISH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in millions, except share and per share data)

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Razorfish, Inc. ("Razorfish"), together with its wholly owned subsidiaries (the "Company"), is a leading provider of global digital solutions. Digital solutions are business solutions that use digital technologies to enhance communications and commerce between businesses and their consumers, suppliers, employees, and other partners. These digital solutions utilize a wide variety of platforms, including the World Wide Web, wireless, broadband, and satellite communications and a variety of digital devices and information appliances, including desktop PCs, mobile phones, pagers, personal digital assistants, and backend ERP and legacy systems. The Company thereby creates for its clients digital solutions and designs to help them fundamentally re-architect their business models and identify and improve communications and commerce opportunities. Razorfish currently has offices in New York, Boston, Los Angeles, San Francisco, San Jose, Amsterdam, Hamburg, Frankfurt, Munich, Helsinki, London, Oslo, Stockholm, Milan and Tokyo.


A summary of the Company's significant accounting policies follows:

(a) Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, specifically for the allowance for doubtful accounts for accounts receivable and the useful lives and recoverability of fixed assets and intangible assets, that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) Principles of Consolidation

      The consolidated financial statements reflect the operations of Razorfish, its wholly owned subsidiaries and its joint venture for which it exercises significant control. All significant intercompany accounts and transactions have been eliminated in consolidation.

(c) Foreign Currency Translation

      All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholders' equity in the accompanying consolidated financial statements.

(d) Revenue Recognition

      Revenues are recognized for time and materials-based arrangements and fixed-fee arrangements on the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. The cumulative impact of any revision in estimates of the cost to complete and losses on projects in process are reflected in the period in which they become known. Revenues exclude reimbursable expenses charged to customers. Revenues from maintenance contracts are deferred and recognized ratably over the contractual periods during which services are performed.

      Unbilled revenues represent labor costs incurred and estimated earnings and production in excess of contractual billings to-date. Deferred revenues represent billings of production and other client reimbursable out-of-pocket costs in excess of revenues recognized to-date.

(e) Significant Customers and Concentration of Credit Risk

      For the years ended December 31, 1998, 1999 and 2000, no client accounted for more than 10% of revenue.

      Financial instruments that subject the Company to credit risks consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, and other information. During the year ended December 31, 2000 Razorfish recorded approximately $13.8 million in bad debt expense and wrote off approximately $17.8 million in accounts receivable. As of December 31, 1999 and 2000 no client accounted for more than 10% of the Company's accounts receivable.

(f) Cash and Cash Equivalents

      Cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased. At December 31, 1999 and 2000, cash and cash equivalents include overnight investment agreements.


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


       Computer equipment and software...................     3-8 years
       Furniture and fixtures............................       5 years

(h) Intangible Assets

      Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, is included in intangible assets and is presently being amortized over a period of 10-20 years on a straight-line basis. Customer lists and work force are being amortized over a period of 16 years.

(i) Accounting for Long-Lived Assets

      The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Razorfish reviews the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment and related goodwill and other intangible assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be fully recoverable. Impairment losses are recognized when expected future cash flows are less than the asset's carrying value. When indicators of the impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future discounted cash flows of the underlying business. The net book value of the underlying assets is adjusted to fair value if the sum of the expected future undiscounted cash flows is less than book value. Fair values are based on quoted market prices and assumptions concerning the amount and timing of the estimated cash flows and assumed discounted rates, reflecting varying degrees of perceived risk. Management has performed a review of all long-lived assets and determined that no impairment of the respective carrying value has occurred as of December 31, 1998 and 1999. At December 31, 2000 the Company deemed an impairment of the carrying value of certain goodwill had occurred and wrote off goodwill relating to the previous acquisitions. (see note 5)


(j) Income Taxes

      The Company accounts for income taxes in accordance with "SFAS 109 "Accounting for Income Taxes" using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases for operating profit and tax liability carryforward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs.


(k) Comprehensive Income (Loss)

    The components of comprehensive income are as follows:

                                                    For the Year Ended December 31,
                                              ----------------------------------------
                                                1998            1999            2000
                                              ---------      ---------       ---------
Net income (loss) ......................      $   4,075      $ (14,532)      $(148,850)
Unrealized gain on marketable securities             30              -               -
Foreign currency translation adjustment             166           (183)           (504)
                                              ---------      ---------       ---------
       Comprehensive income (loss) .....      $   4,271      $ (14,715)      $(149,354)
                                              =========      =========       =========

(l) Segment Reporting

      The Company is a provider of global digital solutions. The Company evaluated its business activities that are regularly reviewed by executive management and Board of Directors for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one operating segment.

      A summary of the Company's operations by geographical area for the years ended December 31, 1998, 1999 and 2000 is presented below:

                              United States         Europe        Consolidated
                              -------------         ------        ------------
       Revenues
                 2000           $179,681           $88,176          $267,857
                 1999            109,692            60,487           170,179
                 1998             62,062            21,801            83,863

       Long-lived assets
                 2000            $77,699           $20,129           $97,828
                 1999             89,180             9,046            98,226
                 1998              9,368             4,874            14,242


(m) New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Hedging Activities, an amendment of FASB Statement No. 133", effective for all interim and annual periods beginning after June 15, 2000. As indicated, SFAS No 138 amends accounting and reporting standards for certain derivative instruments and certain hedging activities. The Company does not expect the adoption of these standards to have a material effect on the Company's results of consolidated operations, financial position, or cash flows.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes". In June 2000, the SEC issued SAB 101B, "Amendment: Revenue Recognition in Financial Statements," which delayed implementation of SAB 101 until Razorfish's fourth fiscal quarter of 2000. Razorfish has adopted SAB 101 with no known reportable changes in its consolidated financial position or results of operations.

      In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's consolidated financial position or results of operations.

(n) Reclassifications

      Certain prior year amounts have been reclassified to conform to current year presentation.


2.   ACQUISITIONS

On January 24, 2000, Razorfish acquired all of the outstanding stock of Stockholm-based Qb International Holding AB ("Qb"). Under the terms of the acquisition, Razorfish issued approximately 399,000 shares of its Common Stock and paid $3.1 million in cash to Qb's stockholders in exchange for the entire equity interest of Qb International Holding AB. Qb is a Swedish IT/Strategic consulting company. In addition, the Company issued approximately 8,000 shares of common stock for outstanding warrants to purchase QB's common stock. As a result of this acquisition, the Company recorded $21.5 million of goodwill which will be amortized over its useful life of 20 years.

      On May 15, 2000, Razorfish issued approximately 141,000 shares of Common Stock in exchange to acquire all 28 shares in the capital of Limage Dangereuse Rotterdam B.V visual communications agency based in Rotterdam, The Netherlands. As a result of this acquisition, the Company recorded $2.7 million of goodwill which will be amortized over its useful life of 20 years.

      On August 18, 2000 Razorfish issued approximately 446,000 shares of Common Stock and paid $1.4 million in cash to acquire Medialab AG, a Munich based e-business solutions provider. As a result of this acquisition, the Company recorded $8.7 million of goodwill which will be amortized over its useful life of 15 years.


Avalanche Solutions, Inc. and Avalanche Systems, Inc.

      In January 1998, the Company purchased a 66 2/3% ownership interest of a newly formed corporation, Avalanche Solutions, Inc. ("Avalanche Solutions"). In connection with this transaction, Avalanche Solutions acquired substantially all of the assets of Avalanche Systems, Inc. ("Avalanche Systems") from Fleet Bank National Association and Fleet Bank Capital Corporation in a foreclosure sale. These assets were seized from Avalanche Systems, whose stockholders were the founders and holders of the remaining 33 1/3% of the capital stock of Avalanche Solutions. In April 1998, the founders of Avalanche Solutions surrendered their aggregate 33 1/3% ownership interest in Avalanche Solutions to the Company. The total cash consideration for all stock and net assets acquired was approximately $1.3 million.

      These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the respective acquisition dates. As a result of these acquisitions, the Company has recorded goodwill of approximately $.8 million, which is the excess cost of net assets acquired and is being amortized over a useful life of 20 years.

      Furthermore, the Company entered into an employment agreement with one of the former Avalanche Solutions executives. The employment agreement has a term through December 2001 and includes a signing bonus and base compensation. In addition, this former shareholder received fully vested options to purchase 1,000,000 and 26,912 shares of Common Stock of the Company at an exercise price of $0.50 and $5.00, respectively, per share. This former shareholder is an executive officer of Razorfish. In December 1998, he exercised options to purchase 1,000,000 shares of Common Stock for an aggregate purchase price of $.5 million. In the opinion of management, based upon a third-party valuation using the Black-Scholes Option Pricing Model, the exercise price was deemed to be lower than the fair market value per share of the Company's Common Stock at the grant date and, as such, the Company recorded compensation expense of $1.9 million for the year ended December 31, 1998.

CHBi Limited

      In May 1998, the Company acquired all of the outstanding stock of London-based CHBi Limited and, concurrently with the acquisition, CHBi Limited changed its name to CHBi Razorfish Ltd. The Company paid total cash consideration of approximately $2.0 million for the purchase of CHBi Limited. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible net assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $2.0 million, which is the excess cost of net assets acquired and is being amortized over a useful life of 20 years. Furthermore, the CHBi Limited Purchase Agreement calls for certain cash earn-out payments to the former stockholders based upon the achievement of targeted operating performance of CHBi Razorfish Ltd. through May 2001. In November 1999, Razorfish paid $.3 million as the first earn-out payment which resulted in additional purchase price and an adjustment to goodwill. Earn-out payments of approximately $39.2 million, have been recorded as additional purchase price and resulted in an adjustment to goodwill during 2000.

Plastic

      In June 1998, the Company formed a subsidiary, Razorfish San Francisco, Inc. ("Razorfish San Francisco"), which acquired substantially all of the net assets of Alpha Online, Inc. d/b/a Plasticweb and Plastic ("Plastic"). In consideration for the net assets acquired, the Company paid approximately $.7 million in cash. The acquisition of the assets has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible net assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $.3 million, which is the excess cost of net assets acquired and is being amortized over a useful life of 20 years. Furthermore, the Plastic Purchase Agreement calls for certain cash earn-out payments to the former stockholders based upon the achievement of targeted operating performance of Razorfish San Francisco through December 2001. Earn-out payments of approximately $24.4 million, have been recorded as additional purchase price and resulted in an adjustment to goodwill during 2000.

[tag] Media

      In July 1998, the Company formed a subsidiary, Razorfish Los Angeles, Inc. ("Razorfish Los Angeles"), which acquired substantially all of the net assets of Titus Anspach Group, LLC d/b/a [tag] Media ("[tag] Media"). In consideration for the net assets acquired, the Company paid approximately $.3 million in cash. The acquisition of the assets has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $.2 million, which is the excess cost of net assets acquired and is being amortized over a useful life of 20 years. Furthermore, the [tag] Media Purchase Agreement calls for certain cash earn-out payments to the former stockholders based upon the achievement of targeted operating performance of Razorfish Los Angeles through December 2001. Earn-out payments, of approximately $8.7 million, have been recorded as additional purchase price and resulted in an adjustment to goodwill during 2000.

Sunbather

      In October 1998, the Company acquired substantially all of the assets of London-based Sunbather Limited ("Sunbather"), from an administrator appointed for Sunbather. The net assets were acquired for cash consideration of approximately $.3 million. This acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition the Company recorded goodwill of approximately $.3 million, which is the excess cost of net assets acquired and is being amortized over a useful life of 20 years.

Spray Network AB

      In January 1999, the Company acquired all of the issued and outstanding shares of capital stock of Spray Network AB ("Spray") from Spray Ventures AB and Communicade Inc. ("Communicade", a wholly owned subsidiary of Omnicom Group, Inc.) in exchange for an aggregate of 19,762,068 shares of the Company's Common Stock and 50 shares of the Company's non-voting Class B Common Stock (the "Spray Acquisition"). In addition, Communicade received an option to purchase up to 10% of Razorfish common stock pursuant to a Stockholders Agreement. The shares of Common Stock issued represented 50% of the shares of the Company's Common Stock on a fully diluted basis immediately following the Spray Acquisition. As a result of this acquisition the Company recorded goodwill of approximately $45.6 million, which is the excess cost of net assets acquired and is being amortized over a useful life of 20 years. The Company allocated purchase price of $7.6 million to customer lists which is being amortized over a useful life of 16 years and allocated purchase price of $.9 million to workforce which is being amortized over a useful life of 6 years.

       In addition, simultaneously with the Spray Acquisition, Messrs. Dachis and Kanarick, the founders of Razorfish, sold 727,272 shares of Common Stock to Communicade, which represented 4% of the outstanding shares of Common Stock on a fully-diluted basis at the time of purchase. In addition, the Company entered into employment agreements with certain executives of Spray Network AB.

Razorfish AB Subsidiaries

      In the second quarter, 1999, Razorfish purchased the remaining 15% of Razorfish Oy, its Finnish subsidiary, approximately 24% of Razorfish AG, its German subsidiary, and 15% of Razorfish AS, its Norwegian subsidiary for a total of $1.4 million and a grant of 120,000 stock options with an exercise price equal to the fair market value of the Company's Class A common stock on the date of grant. In the Razorfish AS purchase, Razorfish also agreed to repay certain capital contributions and loans over the next three years. In October 1999, Razorfish purchased the remaining minority interests of Razorfish AS in exchange for a grant of 88,500 stock options with an exercise price equal to the fair market value of the Company's Class A common stock on the date of the grant.

Electrokinetics, Inc.

      In June 1999, the Company acquired substantially all of the assets of the New York-based company, Electrokinetics, Inc. In consideration for the assets acquired, the Company paid approximately $.8 million in cash. In addition, the Company entered into employment agreements with certain executives of Electrokinetics, Inc. As a result of this acquisition the Company recorded goodwill of approximately $.7 million, which is the excess cost of net assets acquired and is being amortized over a useful life of 20 years.


Fuel Inc./Tonga Inc.

      On September 16, 1999, Razorfish acquired all of the outstanding stock of Los Angeles-based Fuel, Inc. and Tonga, Inc. Under the terms of the acquisition, Razorfish issued 1,312,000 shares of its Common Stock and paid $.8 million in cash to Fuel and Tonga's sole stockholder in exchange for the entire equity interest in Fuel and Tonga. The Fuel and Tonga purchase agreement calls for a stock or cash earn-out payment to the former stockholder, based upon the achievement of certain revenue levels for 1999. As a result of this acquisition the Company recorded goodwill of approximately $21.5 million including earn-out payments of approximately $12.5 million made during 2000, which is the excess cost of net assets acquired and is being amortized over a useful life of 20 years.

These acquisitions have been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the respective acquisition dates.

      The following unaudited pro forma consolidated results of operations reflects the results of operations for the years ended December 31, 1999 and 2000 as if all of the aforementioned acquisitions had occurred on January 1, of the applicable year of acquisition and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1 of the applicable acquisition year and may not be indicative of future operating results.

                                                  Year Ended December 31,
                                                  -----------------------
                                                  1999             2000
                                                  ----             ----
 Pro forma:
        Revenues..............................   $178,622        $ 271,607
        Net income (loss).....................    (14,135)        (148,038)
        Basic net (loss) per share............      (0.17)           (1.57)
        Diluted net (loss) per share..........      (0.17)           (1.57)




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

      In connection with the above pooling transactions the Company incurred $24.6 million of merger related costs for the year ended December 31, 1999.

      The acquisitions of i-Cube, TS Design, Inc., and Lee Hunt Associates, Inc. were accounted for as a pooling of interests. The Company's historical consolidated financials have been restated to reflect the combined financial position and results of operations and of cash flows of Razorfish, i-Cube, TS Design, Inc., and Lee Hunt Associates, Inc. for all periods presented.


      The results of operations for Razorfish, i-Cube, TS Design, and Lee Hunt on a separate company basis for the periods preceding the acquisitions are summarized below (in thousands):


                                          unaudited
                                 Years Ended   9 Months Ended
                                 December 31,    September 30,
                                    1998            1999
                                 ----------      ----------
Net revenues:
   Razorfish                      $  13,843       $  46,468
   i - Cube                          56,793          57,047
   TS Design                          1,298           1,282
   Lee Hunt Associates, Inc.         11,929          12,677
                                 ----------      ----------
   Combined                       $  83,863       $ 117,474
                                 ==========      ==========

Net income (loss):
   Razorfish                      $      (1)      $   2,071
   i - Cube                           5,546           6,250
   TS Design, Inc.                      228             238
   Lee Hunt Associates, Inc.         (1,698)            (79)
                                 ----------      ----------
   Combined                       $   4,075       $   8,480
                                 ==========      ==========


3.   RELATED PARTY TRANSACTIONS


Razorfish Studios

      The Company conducts business with Razorfish Studios ("Studios"). The majority of Studios' common stock is owned by three of the majority stockholders of the Company and certain of these stockholders also hold executive positions at Studios.

      The Company also provides certain overhead and administrative functions for Studios for which the Company is reimbursed. In addition, the Company has provided certain design and consulting services to Studios at discounted billing rates. The total revenue earned was not material to the accompanying consolidated statements of operations. Amounts owed to the Company from Studios for services rendered, reimbursable expenses, and advances totaled $3.5 million and $.2 million, respectively, as of December 31, 1999 and 2000. Amounts owed to Razorfish Studios from the Company were $.1 million and $0, respectively as of December 31, 1999 and 2000. The Company licenses the "Razorfish" trademark and symbol to Studios pursuant to a trademark license agreement (the "Trademark License"). The Trademark License contains customary provisions giving the Company the ability to control the use of the "Razorfish" trademark by Studios.

      In August 1999, Razorfish entered into a Convertible Note Purchase Agreement with Razorfish Studios pursuant to which Razorfish purchased from Razorfish Studios a convertible promissory note (the "Note") in the principal amount of $2.3 million. In November 2000, the principal amount of the note was increased to approximately $3.9 million. The Note matures on the earlier of (i) August 2, 2002, or (ii) the date of closing of Razorfish Studios' first firm commitment underwritten public offering pursuant to an effective Registration Statement under the Securities Act of 1933. Razorfish Studios has agreed to pay interest on the unpaid principal at the rate of six percent (6%) per annum. At Razorfish's option, the Note may be converted into shares of Razorfish Studios common stock, par value $.01, at the rate of one (1) share of Razorfish Studios common stock per $3.00 outstanding under the Note at the time of Razorfish's conversion request. Razorfish may convert all or part of the outstanding amount of principal and interest due on the Note. Messrs. Dachis and Kanarick, two of the senior executives of Razorfish, have guaranteed personally repayment of the Note.


Notes from Stockholders and Executives

      During 1997, the Company received a note for $.5 million from a stockholder for the exercise of 700,000 stock options. Interest accrued at 8.5%, and was payable at maturity. This was repaid with interest subsequent to December 31, 2000.


      In 1998, the Company granted an option to acquire one of its subsidiaries to parties related to three of its executives. The subsidiary's sole activity is the ownership of property together with a non-recourse bank loan of approximately $1.4 million. The exercise price of the option was set at the fair market value of approximately $.4 million and was exercised in 2000, with no resulting gain or loss. At December 31, 1999 and 2000, $1.3 million and $0 was outstanding under the loan.

Repurchase of Treasury Shares

      In December 1998, the Company repurchased 1,000,000 shares of Common Stock from two of the Company's principal stockholders, for $0.50 per share, pursuant to an agreement between the Company and the stockholders.


4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                     Year Ended December 31,
                                                     -----------------------
                                                       1999           2000
                                                     --------       --------
Computer equipment and software ...............      $ 11,953       $ 21,629
Equipment under capital leases ................         1,456          1,285
Furniture and fixtures ........................         3,149          5,362
Other property ................................         1,965          3,526
Leasehold improvements ........................         3,819         14,018
                                                     --------       --------
       Total property and equipment ...........        22,342         45,820
Less--Accumulated depreciation and amortization        (6,914)       (14,919)
                                                     --------       --------
       Property and equipment, net ............      $ 15,428       $ 30,901
                                                     ========       ========

      Depreciation expense amounted to $1.9 million, $3.3 million and $7.5 million, respectively, for the years ended December 31, 1998, 1999, and 2000.


5.    INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                    Year Ended December 31,
                                    -----------------------
                                      1999           2000
                                    --------       --------
Goodwill .....................      $ 74,374       $ 61,608
Customer lists ...............         7,600              -
Workforce ....................           900              -
                                    --------       --------
       Total intangible assets        82,874         61,608
Less--Accumulated amortization        (3,641)        (2,682)
                                    --------       --------
       Intangible assets, net       $ 79,233       $ 58,926
                                    ========       ========

      Amortization expense amounted to $.1 million, $3.5 million and $8.9 million for the years ended December 31, 1998, 1999 and 2000, respectively.

During the fourth quarter of 2000, in connection with its ongoing review of its intangible assets from previous acquisitions, the company conducted a strategic review of certain assets. The strategic review triggered an impairment of long-lived assets from previous acquisitions. The company calculated the present value of expected cash flows of certain business units to determine the fair value of those assets. Accordingly, in the fourth quarter of 2000, the company recorded non-cash impairment charges and wrote down goodwill by $126.0 million from the acquisitions of Spray, CHBI, Tag Media and Fuel.


6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following:

                                               Year Ended December 31,
                                               -----------------------
                                                 1999         2000
                                                -------      -------
Accounts payable .........................      $20,011      $14,499
Accrued payroll and other payroll expenses        7,569        8,361
Accrued professional fees ................          541          231
Accrued other ............................        7,965        4,530
                                                -------      -------
       Total .............................      $36,086      $27,621
                                                =======      =======


7.    INCOME TAXES

      Income (loss) before income taxes and the components of the income tax provision (benefit) for the years ended December 31, 1998, 1999, 2000 are as follows:

                                                   1998           1999           2000
                                                ---------      ---------       ---------
Income (loss) before income taxes
 Domestic                                       $   8,562      $   2,046       $(138,687)
 International                                        356          1,482          (7,289)
                                                ---------      ---------       ---------
Total income (loss) before income taxes         $   8,918      $   3,528       $(145,976)
                                                =========      =========       =========
Provision for (benefit from) income taxes:
 Current
 Federal                                            2,944         16,056               -
 State and local                                      907          1,239             269
 International                                         94          2,184           1,571

Deferred
 Federal                                              695         (1,211)            883
 State and local                                      203           (208)            151
 International                                          -              -               -
                                                ---------      ---------       ---------
 Total income tax provision                     $   4,843      $  18,060       $   2,874
                                                =========      =========       =========

      Deferred U.S. income taxes have not been provided on basis differences related to investments in certain foreign subsidiaries and affiliates. These basis differences consist primarily of undistributed earnings considered permanently invested in the business.

      The tax effects of temporary differences that give rise to a significant portion of the net deferred income tax assets (liabilities) are as follows:

                                                                    Year Ended December 31
                                                                    -----------------------
                                                                      1999           2000
                                                                    --------       --------
Net current deferred income tax assets (liabilities)
   Allowances for accounts receivable                               $    368       $    612
   Nondeductible accruals                                                606          2,022
   Tax loss and credit carryforwards                                  23,104         55,314
   Other                                                                 251            204
   Valuation allowance                                               (23,104)       (58,152)
                                                                    --------       --------
 Total net current deferred income tax assets (liabilities)         $  1,225       $    -
                                                                    --------       --------
Net noncurrent deferred income tax assets (liabilities)
   Accrual to cash adjustments                                            (2)          (171)
   Depreciation                                                         (189)         4,020
   Valuation allowance                                                               (3,849)
                                                                    --------       --------
 Total net noncurrent deferred income tax assets (liabilities)      $   (191)      $    -
                                                                    --------       --------
 Total net deferred income tax assets (liabilities)                 $  1,034       $    -
                                                                    --------       --------

      Deferred tax assets reflect the net tax effects of the tax credits, net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The ultimate realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income. Management has assessed the realizability of the deferred tax assets and determined that it is not more likely than not that these assets will be realized. Accordingly, as required by Statement of Financial Accounting Standards 109, a valuation allowance has been established against the net deferred tax asset as of December 31, 2000.

      As of December 31, 2000, the Company had approximately $125 million of U.S. net operating losses carryforwards, which expire in future years through 2020. The Company also had approximately $11.0 million of foreign net operating loss carryforwards as of December 31, 2000, of which $3 million expire in future years through 2010 and $8 million have no expiration date. In addition, the Company had approximately $107 of U.S. research and development tax credits available for carryforward as of December 31, 2000, which expire in future years through 2020. A valuation allowance has been provided against all of the net operating loss and tax credit carryforwards.

      A reconciliation of the difference between the statutory U.S. Federal income tax rate and the Company's effective tax rate follows:


                                                     Year Ended December 31
                                                  -----------------------------
                                                   1998       1999        2000
                                                  ------     ------      ------
Statutory federal income tax rate                   34.0%      35.0%      -35.0%
State taxes, net of federal benefit                  7.9%      11.4%        0.2%
International operations                             0.2%       7.3%        2.8%
Effect of change from S Corporation                  5.6%         -           -
Incentive stock option expense                       2.2%         -           -
Research and development credit                     -1.0%     -13.3%
Change in valuation allowance                                               3.9%
Disallowed expenses                                  0.7%     162.1%        0.2%
Deferred tax asset write-off                           -      270.4%
Intangible amortization and impairment charge        0.3%      33.6%       29.8%
Other                                                4.4%       5.3%
                                                  ------     ------      ------
Effective tax rate                                  54.3%     511.8%        1.9%
                                                  ------     ------      ------

      The deferred tax asset write-off in 1999 relates to a benefit associated with the International Integrated Incorporation merger with Conduit Communications which can no longer be anticipated for accounting purposes after the Razorfish, Inc. merger with International Integrated Incorporation.


      The impairment charge in 2000 relates to the writedown of goodwill and other intangible assets previously acquired by the Company, as described in note 5.


8.    EARNINGS PER SHARE

      The following table reconciles the denominator of the diluted earnings per share computation as shown on the Consolidated Statements of Operations.

                                                                           Year Ended December 31,
                                                                           -----------------------
Diluted EPS Computation .........................................       1998        1999        2000
                                                                       ------      ------      ------
       Basic common shares outstanding ..........................      50,054      83,129      93,707
       Effect of common stock options ...........................       8,059          --          --
                                                                       ------      ------      ------
          Diluted common and common equivalent shares............      58,113      83,129      93,707
                                                                       ======      ======      ======

      Diluted EPS for the years ended December 31, 1999 and 2000 does not include the impact of 8,450,000 and 11,826,000 Class A common stock options respectively, as the effect of their inclusion would be anti-dilutive.

      Options to purchase shares of the Company's common stock of 439, 362, and 13,943 for the years ended December 31, 1998, 1999, and 2000, respectively, were outstanding during the respective periods but were not included in the computation of diluted EPS because the exercise price of the options was greater than or equal to the average market price of the common stock for the periods reported.


9.    STOCKHOLDERS' EQUITY

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



      Information related to all stock options granted by the Company is as follows:



                                                                                   Weighted-
                                                     Weighted-                      average
                                                      average                    exercise price
                                        Number of     exercise       Options      of options
                                        shares         price       exercisable   exercisable
                                        ------         -----       -----------   -----------
Outstanding, December 31, 1997       12,058,152         1.12        4,708,426      $ 0.66
  Granted ....................        2,644,482         4.94
  Exercised ..................       (1,436,552)        0.40
  Forfeited/canceled .........         (439,100)        2.85
                                       --------

Outstanding, December 31, 1998       12,826,982         2.08        6,464,650      $ 1.12
  Granted ....................        9,803,486        17.85
  Exercised ..................       (4,101,732)        1.83
  Forfeited/canceled .........       (1,091,718)        6.46
                                     ----------

Outstanding, December 31, 1999       17,437,018       $10.02        6,537,042      $ 2.23
                                     ==========

  Granted ....................       13,019,680        25.11
  Exercised ..................        6,262,229          2.6
  Forfeited/canceled .........       (4,628,852)       18.56
                                     ----------

Outstanding, December 31, 2000       19,565,617       $21.25        6,412,686      $18.95
                                     ==========

The following table summarizes information about stock options outstanding at December 31, 2000:

                                               Options outstanding                                     Options exercisable
                            -----------------------------------------------------             ---------------------------------
                                 Number             Weighted-           Weighted-                  Number              Weighted
    Range of                  outstanding            average             Average                Exercisable             average
    exercise                at December 31,         remaining           Exercise              at December 31,          exercise
     prices                       2000           contractual life         Price                     2000                 price
     ------                       ----           ----------------         -----                     ----                 -----
$0.01 - $0.50                   700,185               6.15                $0.43                  625,216                $0.42
 0.77 -  1.15                   168,074               4.63                 1.09                  168,074                 1.09
 1.25 -  9.50                 2,524,752               8.49                 5.67                1,075,694                 6.11
 9.58 -  17.44                7,720,018               9.01                13.05                2,109,361                12.78
17.63 -  39.75                5,197,939               8.82                32.03                1,861,756                34.13
39.94 -  55.00                3,254,649               9.03                40.67                  572,585                40.46
- --------------               ----------         ----------           ----------               ----------           ----------
$0.01 - $55.00               19,565,617               8.76                21.25                6,412,686                18.95
==============               ==========         ==========           ==========               ==========           ==========


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


                                     1998         1999        2000
                                    -------     -------     -------
Expected option term (years) .          5.0         3.0         5.1
Risk-free interest rate (%) ..          5.0         5.5         5.2
Expected volatility (%) ......         58.7        80.1       541.1
Dividend yield (%) ...........           --          --          --
Weighted average fair value of
  options granted ............      $  2.71     $ 10.21     $ 25.07


      The Company applies APB Opinion No. 25 and the related Interpretations. Accordingly, no compensation cost has been recognized for option grants. Had compensation cost for these awards been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net income would have been adjusted to the pro forma amounts indicated below:

                                                            1998            1999             2000
                                                         -----------    -----------      -----------
Net income (loss)
        As reported ...............................      $     4,075    $   (14,532)     $  (148,850)
        Compensation expense for stock options ....            3,484         13,267                -
                                                         -----------    -----------      -----------

        Pro forma net income (loss) ...............      $       591    $   (27,799)     $  (148,850)
                                                         ===========    ===========      ===========

      Basic earnings (loss) per share as reported .      $      0.08    $     (0.17)     $     (1.59)
      Pro forma basic earnings (loss) per share ...      $      0.01    $     (0.33)     $     (1.59)

      Diluted earnings (loss) per share as reported      $      0.07    $     (0.17)     $     (1.59)
      Pro forma diluted earnings (loss) per share .      $      0.01    $     (0.33)     $     (1.59)


      On January 12, 2000, the Board of Directors authorized a 2-for-1 stock split of the Company's Class A common stock effected as a 100% stock dividend on January 27, 2000 for stockholders of record on January 20, 2000. All references in the accompanying consolidated financial statements and footnotes have been retroactively restated to give effect to this stock split.

10.   COMMITMENTS AND CONTINGENCIES

Operating Leases

       The Company leases its facilities under operating lease agreements. The following are the future minimum lease payments under operating leases as of December 31, 2000:

       2001 ...................................          $ 21,890
       2002 ...................................            18,108
       2003 ...................................            14,902
       2004 ...................................            13,400
       2005 ...................................            13,847
       Thereafter .............................             1,323
                                                         --------
              Total............................          $ 83,470
                                                         ========


      Rent expense was approximately $2.4 million, $5.1 million, and $11.04 million for the years ended December 31, 1998, 1999, and 2000, respectively.


Employment Agreements

      In October 2000 ,the Company entered into various employment agreements with certain senior executives, the expirations of which extend through 2004. The aggregate minimum base salaries under these agreements are approximately $1.7 million, for each of the years ended December 31, 2001 through December 31, 2004.

      In January 1999, the Company entered into various employment agreements with certain senior executives of Spray Network AB, the expirations of which extend through December 31, 2001. The aggregate minimum base salaries under these agreements are approximately .4 million for each of the years ended December 31, 2000 and 2001.


Litigation

      On March 21, 2001, Razorfish filed a complaint against EuroTel in the city court of Prague in the Czech Republic. In the action, Razorfish asserts that EuroTel failed to pay invoices in the aggregate amount of $1,951, and seeks to recover all monies due together with interest and attorneys fees. Razorfish provided consulting services to Eurotel on the creation of a WEB and WAP portal.

      On March 8, 2001, Shearwarter Partners, LLC ("Shearwater") filed a complaint against Razorfish in the United states District Court for the Northern district of California alleging that Razorfish breached the terms of a lease for a space in San Francisco, California. Shearwater claims that Razorfish did not meet certain construction deadlines and attempts to terminate the lease, accelerate the lease terms and sue Razorfish for damages prior to the rent commencement date. At present, Razorfish is not in a position to predict the outcome of this action. Razorfish intends to defend its interests in the action vigorously.

      On February 12, 2001, in the High Court of England, Razorfish commenced a breach of contract action against Umbro.Com Limited in the high court of England in connection with Umbro.Com's failure to pay to Razorfish fees due. This action was settled on March 20, 2001 for approximately .4 million.

      On February 16, 2001, Razorfish filed a complaint against Viewpoint Corporation, formerly known as Metastream Corporation in New York County Supreme Court. In the action, Razorfish asserts Viewpoint failed to pay invoices in an amount equal to .6 million and seeks to recover those amounts plus interest and attorneys fees. Razorfish provided consulting services to Viewpoint on, among other things, the creation of the architecture and design of Viewpoint's world wide web site that was launched in October of 2000.

      On December 13, 2000, a class action lawsuit was filed against Razorfish and certain officers of the corporation in the Southern District of New York. An additional 12 identical actions have since been filed, and all suits have been consolidated in the Southern District. The suits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act"), and Rule 10b-5 promulgated thereunder based on alleged false statements made in Razorfish public disclosures concerning the integration of i-Cube, a company acquired by Razorfish in 1999. Razorfish believes these allegations are without merit in law or fact. At present Razorfish is not in a position to predict the outcome of the action. Razorfish intends to defend its interests in the action vigorously.

      On February 13, 2001, a derivative action was filed in Delaware Chancery Court by Robert C. Nichols on behalf of Razorfish against the members of Razorfish's Board of Directors, alleging breach of the Directors' fiduciary duties to the Company. This action is currently stayed by agreement of the parties. Razorfish believes these allegations are baseless and without merit in law or fact. At present Razorfish is not in a position to predict the outcome of the action. Razorfish intends to defend its interests in the action vigorously.

      On December 7, 2000, Earlychildhood.com, a former Razorfish client, filed a complaint in Monterey Superior Court California against Razorfish alleging breach of contract and related causes of action. The parties attended a mediation session on February 28, 2001 in an attempt to resolve the dispute out of court. To date, the parties have not reached a resolution. Razorfish's answer is due April 10, 2001. Razorfish intends to defend this case vigorously and will also bring counterclaims against Earlychildhood.com pertaining to the contract. At present Razorfish is not in a position to predict the outcome of the action. Razorfish intends to defend its interests in the action vigorously.

      On July 14, 2000, Razorfish was served with a complaint by IAM.com filed in Los Angeles Superior Court that alleged that Razorfish did not fulfill its duties in connection with work performed for IAM.com. Razorfish sued IAM.com for recovery of monies owed under the contract in New York Supreme Court. In March 2001, both parties' claims were resolved through a payment to Razorfish by IAM.

      On March 17, 2000, a former consultant to Avalanche Solutions, Inc., a majority-owned subsidiary of Razorfish, commenced a legal action against Razorfish in the southern District of New York and other defendants alleging fraud, violation of New York General Business Law Sections 339-a and 352-c, and violation of Rule 10b-5 promulgated under the Securities Exchange Act of 1934. On January 23, 2001, Razorfish was informed that the court intends to grant summary judgement in favor of Razorfish. Razorfish is awaiting the court's written opinion which will set out the court's reasons for granting judgment in favor of Razorfish. Razorfish cannot assure you that the court's opinion will not be appealed.


11.   EMPLOYEE BENEFIT PLAN

      The Company has a defined contribution plan (the "401(k) Plan") covering all of its eligible employees in the United States. The 401(k) Plan is qualified under Section 401(k) of the Internal Revenue Code of 1986. The Company may make matching and/or profit sharing contributions to the 401(k)Plan at its discretion. The Company contributed $.2 million and $.6 million and to the 401(k) Plan during 1999 and 2000, respectively. Employees in Razorfish's European offices participate in customary plans specific to their country of employment. Post employment benefit expense was approximately $2.2 million for the year ended December 31, 2000.


12.   SUPPLEMENTARY INFORMATION

During 1998, 1999, and 2000, the Company paid interest of $.2 million, $.2 million, and $.1 million, respectively.

During 1998, 1999, and 2000, the Company paid $3.8 million, $6.0 million, and $2.0 million, respectively, for income taxes.

The fair market value of Class A common stock issued for acquisitions during the year ended December 31, 2000 was $27.2 million. Stock issued for acquisition during the year ended December 31, 1999 totaled $84.8 million. There was no stock issued for acquisitions during 1998.


13.   RESTRUCTURING CHARGE

During the fourth quarter of 2000 and the first quarter of 2001, the company, announced that was reducing its workforce by over 600 people. As a result, the Company has recorded a charge in the fourth quarter of approximately $2.4 million related to severance expenses and expects to take a restructuring charge in the first quarter of 2001, of approximately $5.0 million to $10.0 million, which will consist of severance and related expenses for the reduction in workforce.

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

        10.3    2000 Non-officer Stock Incentive Plan. (3)

        10.4 Non-competitive Agreement, dated September 18, 1996, between Razorfish and Jeffrey A. Dachis.(1)

        10.5 Employment Agreement, dated September 18, 1996, between Razorfish and Craig M. Kanarick.(1)

        10.6 Non-competitive Agreement, dated September 18, 1996, between Razorfish and Craig M. Kanarick.(1)

        10.7 Employment Agreement, dated June 19, 1997, between Razorfish and Jean-Philippe Maheu.(1)

        10.8 Employment Agreement dated September 1, 2000 between Razorfish and Michael Simon.

        10.9 Employment Agreement dated September 1, 2000 between Razorfish and Sue Murphree.

        10.10 Employment Agreement, dated as of October 1, 1998, between Razorfish and Jonas Svensson.(1)

        10.11 Employment Agreement dated as of August 1, 2000, between Razorfish and John Roberts.

        10.12 Employement Agreement dates as of July 1, 2000 between Razorfish and Jean-Philippe Maheu.

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

        10.21 Supplement No. 2, dated August 18, 1998, to Trygg-Hansa Lease and the English translation thereof.(1)

        10.22 Personal Guarantee for Premises, dated April 29, 1998, made by Lars T. Andersson and Per Bystedt in favor of Trygg-Hansa with respect to Trygg-Hansa Lease and the English translation thereof.(1)

        10.23 Personal Guarantee for Premises, dated April 29, 1988, made by Johan Ihrfelt and Jonas Svensson in favor of Trygg-Hansa with respect to Trygg-Hansa Lease and the English translation thereof.(1)

        10.24 Rent Contract Covering Business Premises, dated February 3, 1998, between Spray Interactive Media AB and DEGI Deutsche Gesellschaft fur Immobilienfonds mbH and the English translation thereof.(1)

        10.25 Rental Agreement for Office Space No. 910539, dated April 25, 1997, between Spray Interactive Media Oy and Valtion Kiinteistolaitos (State Real Property Authority)/Uusimaa ("State Real Property Authority") and the English translation thereof.(1)

        10.26 Rental Agreement for Office Space No. 910539, dated May 14, 1997, between Spray Interactive Media Oy and State Real Property Authority and the English translation thereof.(1)

        10.27 Lease Contract, dated June 17, 1998, between Spray Geelmuyden.Kiese A.S and Kongensgate 2 ANS and the English translation thereof.(1)

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

     Exhibit No.                   Description
     -----------                   -----------

        10.31 Stock Purchase Agreement, dated as of October 1, 1998, among Communicade, Jeffrey A. Dachis and Craig M. Kanarick.(1)

        10.32 Stock Purchase Agreement, dated October 23, 1998, between Communicade and Spray Ventures AB.(1)

        10.33 Amendment to Stock Purchase Agreement, dated December 10, 1998, between Communicade and Spray Ventures AB.(1)

        10.34 Employment Agreement, dated April 15, 2000, between Razorfish and Jeffrey A. Dachis.(4)

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

        10.44 Lease Agreement dated as of July 14, 1995 between i-Cube and Riverfront Office Park Joint Venture.(2)

        10.45 Amendment No. 1 to Lease Agreement dated as of July 14, 1995 between i-Cube and Riverfront Office Park Joint Venture.(2)

        10.46 Sublease dated as of June 19, 1995 between i-Cube and MathSoft, Inc. (2)

        10.47 Employment Agreement as of July 18, 2000 between Razorfish and Craig Kanarick.

        10.48 Separation Agreement dated as of February 8, 2001 between Razorfish and Sue Murphree.

        10.49 Amendment to employment agreement dated September 1 between Razorfish and Michael Simon.

        18.1    Letter re: Change in Certifying Accountant. (3)

        21.1    Subsidiaries of Razorfish.

     Exhibit No.                   Description
     -----------                   -----------

        23.1    Consent of Arthur Andersen LLP.


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

(3) Filed as an exhibit to Razorfish's Report on Form 8-K/A that was filed with the Securities and Exchange Commission on June 30, 2000 and incorporated herein by reference.


(4) Filed as exhibit to Razorfish's Report on Form 10-Q that was filed with the Securities and Exchange Commission on August 14, 2000 and incorporated herein by reference.