Form 10-K/A
period 2000-12-31
RAZORFISH INC
filed 2001-04-30
CIK 1075088

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           _________________________

                                  FORM 10-K/A

                                Amendment No. 1

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

                      For the transition period from   to

                       Commission file number 000-25847

                                Razorfish, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                                  13-3804503
(State or other jurisdiction of incorporation or              (I.R.S. Employer Identification No.)
               organization)

                          32 Mercer Street, 3/rd/ Floor
                           New York, New York 10013
              (Address of Principal Executive Offices, including zip
                                     code)

      Registrant's telephone number, including area code:  (212) 966-5960

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section l2(g) of the Act:
                Class A Common Stock, par value $.01 per share
                               (Title of class)

                        ______________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No _____
                                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Class A Common Stock, par value $0.01 (the "Common Stock") on April 25, 2001 of $.80, as reported on the NASDAQ National Market was approximately $56,704,363.64. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     As of March 28, 2001, the registrant had outstanding 97,705,665 shares of Common Stock.

                                   PART III

Item 10   Directors and Executive Officers of the Registrant.

     As of April 25, 2001, the directors and executive officers of the Company were as follows:

          Name                                  Age       Position
          ----                                  ---       --------
          Jeffrey A. Dachis.................    34        Chief Executive Officer, Co-Chairman of the
                                                              Board, Treasurer and Director
          Craig M. Kanarick.................    34        Chief Strategic Officer, Co-Chairman of the
                                                              Board, Secretary and Director
          John Roberts......................    34        Chief Financial Officer
          Michael S. Simon..................    37        Executive Vice President--Business Affairs,
                                                              General Counsel and Director
          Jean-Philippe Maheu...............    37        Chief Operating Officer
          Robert W. Lord....................    38        Executive Vice President--North American
                                                              Operations
          Michael J. Moore..................    34        Executive Vice President--European
                                                              Operations
          Carter F. Bales(1)(2)(3)..........    62        Director
          Bo Dimert(1)(2)(3)................    57        Director
          Peter A. Lund(1)(2)(3)............    60        Director

______________
(1)       Member of the Nominating Committee.
(2)       Member of the Audit Committee.
(3)       Member of the Compensation Committee.

          Jeffrey A. Dachis, a co-founder of Razorfish, has served as Chief Executive Officer, Treasurer and director of Razorfish since its inception in January 1995. On July 24, 2000, Mr. Dachis became Co-Chairman of Razorfish's board of directors. Mr. Dachis is also Chief Executive Officer and a director of Razorfish Studios. See Item 13--"Certain Relationships and Related Transactions." He devotes substantially all of his time to the management of Razorfish. Mr. Dachis holds a B.A. degree in dance and dramatic literature from SUNY Purchase and an M.A. degree in media/entertainment business from New York University.

          Craig M. Kanarick, a co-founder of Razorfish, has been the Chief Strategic Officer since December 18, 2000 and Secretary and a director of Razorfish since its inception in January 1995. On July 24, 2000, Mr. Kanarick became Co-Chairman of Razorfish's board of directors. Mr. Kanarick is Chairman of the Board, Chief Creative Officer, Secretary and a director of Razorfish Studios. He is also a director of the New York New Media Association and Rhizome Communications, Inc., a non-profit digital arts corporation. Mr. Kanarick devotes substantially all of his time to the management of Razorfish. See Item 13--"Certain Relationships and Related Transactions." Mr. Kanarick holds a B.A. degree in philosophy and a B.S. degree in computer science from the University of Pennsylvania and an M.S. degree in visual studies from the MIT Media Lab at the Massachusetts Institute of Technology.

          John Roberts became Chief Financial Officer of Razorfish in April 2000. Prior to joining Razorfish, Mr. Roberts had been a partner at PricewaterhouseCoopers LLP since 1998, and has served in various positions at PricewaterhouseCoopers LLP since 1988. Mr. Roberts holds a B.S. in accounting from Boston College and is a Certified Public Accountant.

          Michael S. Simon has been Executive Vice President--Business Affairs of Razorfish since November 1998, General Counsel of Razorfish since July 1998 and director of Razorfish since May 26, 2000. Mr. Simon was Senior Vice President of Business Affairs of Razorfish from July 1998 to November 1998, and he was Razorfish's Vice President of Business Affairs from October 1996 to July 1998. Prior to joining Razorfish, Mr. Simon was a Senior Director of Legal Affairs for PolyGram Records, Inc. from

April 1995 to October 1996. From November 1993 to April 1995, he was an associate at the law firm Levine Thall Plotkin & Mennin, LLP. Mr. Simon is also the President and a director of Razorfish Studios. See "Item 13--Certain Relationships and Related Transactions." He devotes a substantial portion of his time to the management of Razorfish. Mr. Simon holds a B.A. degree in American Studies from Amherst College and a J.D. degree from Columbia University.

     Jean-Philippe Maheu has served as Chief Operating Officer of Razorfish since July 1, 2000. Prior to becoming Chief Operating Officer, Mr. Maheu served as Executive Vice President--North American Operations of Razorfish since January 1999. He was Executive Vice President of Corporate Development of Razorfish from December 1997 until December 1998. Mr. Maheu served as Vice President of Business Development and Strategy of Razorfish from July 1997 until December 1997. From February 1995 to June 1997, Mr. Maheu served as a principal of Gunn Partners, a management consulting firm. From September 1989 to January 1995, Mr. Maheu was a consultant and manager of A.T. Kearney, an international management consulting firm. Mr. Maheu holds a M.S. degree in information systems from Pierre and Marie Curie University--Paris and an M.B.A. degree in finance and marketing from the J.L. Kellogg Graduate School of Management at Northwestern University.

     Robert W. Lord has been the Executive Vice President for North American Operations for Razorfish, Inc since November of 2000. From July of 2000 until he joined Razorfish, Mr. Lord was Vice President of Corporate Alliances and Business Development at Pretzel Logic Software, Inc., a technology services company focused on providing e-business applications to traditional and internet based businesses. From February of 2000 until July of 2000, Mr. Lord was Vice President, Client Support Services for Agility.com where he was responsible for the execution of the overall implementation, training and monitoring of the Agile Manager(TM)(V 1.0) product and assisting in the fundraising and business positioning of Agility.com. Mr. Lord was Chief Operating Officer of Prism Rehab Systems, providing comprehensive rehabilitation programs to over 1500 geriatric centers nationwide, from May of 1996 until November of 1999. In 1999, Mr. Lord was also an Executive Vice President of Prism. From February of 1995 until May of 1996, Mr. Lord was an area vice president for Novacare Contract Services, a public company which provides physical, occupational and speech therapy services to the geriatric marketplace. Mr. Lord holds a B.S. degree in Engineering from Syracuse University and an M.B.A. from Harvard University.

     Michael J. Moore has been the Executive Vice President for European Operations for Razorfish, Inc. since October of 2000. From November of 1999 until October of 2000, Mr. Moore served as the Managing Director of Razorfish's Amsterdam offices and Benelux Region. Mr. Moore performed this same function from August of 1998 until July of 1999 for Conduit Communications BV ("Conduit") prior to its acquisition in July of 1999 by International Integration Incorporated ("i-Cube") and from July of 1999 until November of 1999 for i-Cube, prior to its acquisition by Razorfish in November of 1999. From February of 1994 to August of 1998, Mr. Moore was a managing consultant in Amsterdam, the Netherlands for Monitor Company. Mr. Moore received a B.Sc. Honors in Management Sciences from the University of Manchester Institute of Science and Technology and an M.B.A. from the Nyenrode International M.B.A Program.

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

     Bo Dimert has been a director of Razorfish since November 2000. Mr. Dimert has served as President and CEO of Ericsson Inc. and Executive Vice President of the Ericsson Group from September of 1998 until retiring from Ericsson in August of 2000. From May 1995 until August 1998, Mr. Dimert was Executive Vice President and General Manager of Enterprise Networks, a world-wide business unit of Ericsson outside Sweden. From 1985 until 1995, Mr. Dimert served first as Managing Director for Sweden and then head of the Nordic Area for Digital Equipment Corporation. Between 1966 and 1985 Mr. Dimert held various positions at Electrolux and IBM respectively. In addition to Razorfish, Mr. Dimert currently serves on the boards of the following organizations in Sweden: the Sweden-America Foundation, Telelogic AB and Net Insight; and Mr. Dimert has been a member of various boards for Ericsson companies in the US, the UK, France, Mexico, the Netherlands, Denmark, Norway, Sweden and China.

     Peter Lund has been a director of Razorfish since February 2001. Mr. Lund is a private investor and media consultant and has been serving as Chief Executive Officer for Dreamlife, Inc., an internet company since May of 2000, where he has served as a member of the Board of Directors since 1999. Mr. Lund was a private investor and internet consultant form June of 1997 until May of 2000. Lund served as President and Chief Executive Officer, CBS Inc., and President and Chief Executive Officer, CBS Television and Cable, from October 1995 to June 1997. Prior to that, he had been President, CBS Broadcast Group. Mr. Lund first joined CBS in 1977, as vice president of the CBS-owned AM radio stations. Lund first joined CBS in 1977, as Vice President of the CBS Owned AM Radio Stations. During the next 18 years, he held a variety of management positions at CBS including Vice President and General Manager at WBBM-TV in Chicago and WCBS-TV in New York; President, CBS Sports; President, CBS Television Stations; President, CBS Television Network; and Executive Vice President, CBS Broadcast Group. From 1987 to 1990, he was President, Multimedia Entertainment Company, which produced and distributed television programming for syndication. In addition to Dreamlife and Razorfish, Mr. Lund is a member of the board of directors of Hughes Electronics Corporation and Crown Media Holdings, Inc., both publicly held companies. He is a member of the board of trustees at his alma mater, the University of St. Thomas and in May 1999, was awarded an honorary Doctor of Laws degree.

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

     The Company believes, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, that during the fiscal year ended December 31, 2000, Messrs. Pat Loconto and Peter Lund were inadvertently late in filing a Form 3 reporting their elections as directors of the Company, and Mr. Michael Moore was inadvertently late in filing his Form 3 reporting his appointment to the office of Executive Vice President-- Europe. In addition, Mr. Jean-Philippe Maheu was inadvertently late in filing his Form 4 in September, 2000 to report an exercise of stock options that occurred in July, 2000.

Relationships Among Directors or Executive Officers

  There are no family relationships among any of the directors or executive officers of the Company.

Item 11   Executive Compensation.

     The following table sets forth compensation earned, whether paid or deferred by the Company's Chief Executive Officer and its other four most highly compensated executive officers during the year ended December 31, 2000 (the "Named Executive Officers") for services rendered in all capacities to the Company.

                          Summary Compensation Table

                                                                                                                    Long-term
                                                                            Annual compensation                compensation awards
                                                                         -----------------------------       -----------------------
                                                               Fiscal                                              Securities
Name and principal position                                     Year     Salary ($)         Bonus ($)        underlying options (#)
---------------------------                                   -------    -------------      ----------       -----------------------
Jeffrey A. Dachis............................................    2000        418,827(1)            --              1,370,000(2)
  President, Chief Executive Officer and Treasurer               1999        104,000(3)            --              1,000,000
Jean-Philippe Maheu..........................................    2000        325,000          125,000(5)             525,000(4)
  Executive Vice President--North American Operations            1999        150,000                                  90,000
Craig M. Kanarick............................................    2000        292,000               --                700,000(6)
  Chief Strategic Officer                                        1999        300,000               --                100,000
Michael Simon................................................    2000        247,000           50,000(5)             450,000(7)
  Executive Vice President--Business Affairs and                 1999        150,000                                 240,000
  General Counsel
Michael Pehl.................................................    2000        195,577          202,500                300,000(9)
  Former Chief Operating Officer                                 1999        300,000          167,700                     --
John Roberts.................................................    2000        192,708          100,000(10)            550,000(8)
  Chief Financial Officer

_____________
(1)  Mr. Dachis' annual salary was increased to $450,000 as of April 15, 2000.
(2) Although 370,000 of Mr. Dachis' options were granted on February 1, 2001, 100,000 were granted as compensation for services rendered during 1999 and 200,000 were compensation for services rendered during 2000.
(3)  Mr. Dachis' annual salary was increased to $300,000 in December 1999.
(4) Although 300,000 of Mr. Maheu's options were granted on January 10, 2001, they were compensation for services rendered during 2000.
(5) Although these bonus amounts were paid in January 2000, they were compensation for services rendered during 1999.
(6) Although 500,000 of Mr. Kanarick's options were granted on January 10, 2001, they were compensation for services rendered during 2000.
(7) Although 300,000 of Mr. Simon's options were granted on January 10, 2001, they were compensation for services rendered during 2000.
(8) Although 300,000 of Mr. Roberts' options were granted on January 10, 2001, they were compensation for services rendered during 2000.
(9) Mr. Pehl resigned as Chief Operating Officer in May of 2000. These options were granted in February 2000 for services rendered in 1999.
(10) Signing bonus paid to Mr. Roberts.

     Additionally each of the above named executive officers participated in the company's customary employee health and benefit plans, additional deferred compensation attributable to the 401k plan company match was approximately $3,400.

     The amount of the bonus paid to each Named Executive Officer during 1999 was partially based upon the financial results of Razorfish and partially based on the decision of the Chief Executive Officer. The amount of the bonus paid to each Named Executive Officer during 2000 was determined by the Executive Compensation Committee.


Option Grants in Fiscal 2000

  The following table sets forth information regarding stock options granted pursuant to the 1999 Stock Incentive Plan during 2000 to each of the Named Executive Officers.

                                                                                                Potential realizable value at
                               Number of        Percent of                                      assumed annual rates of stock
                               Securities      total options                                    price appreciation for option
                               underlying       granted to      Exercise or                                term ($)
                            options granted    employees in      base price      Expiration    ------------------------------
Names                             (#)         fiscal year (%)    ($/share)          Date             5%              10%
---------------             ---------------   --------------   -------------   -------------   -------------    -------------
Jeffrey A. Dachis                 400,000(2)                          39.9375          2/2/10      10,046,592       25,460,032
                                  120,000(1)                          15.5625         4/17/10       1,174,460        2,976,313
                                  480,000(3)             7.62         15.5625         4/17/10       4,697,840       11,905,253
Jean Philippe-Maheu(4)            190,000(2)                          39.9375          2/2/10       4,772,131       12,093,515
                                   35,000(4)             1.71         39.9375          2/2/10         879,077        2,227,753
Michael Pehl                      300,000(2)             2.28         39.9375          2/2/10       7,534,944       19,095,024
Craig M. Kanarick                 170,000(2)                          39.9375          2/2/10       4,269,801       10,820,513
                                   30,000(1)             1.52         39.9375          2/2/10         753,494        1,909,502
Michael Simon(4)                  120,000(2)                          39.9375          2/2/10       3,013,977        7,638,010
                                   30,000(1)             1.14         39.9375          2/2/10         753,494        1,909,502
John Roberts                      250,000(2)             1.90         17.6250         4/24/10       2,771,067        7,022,428

(1) 50% vest on the date of the grant and 50% vest one year from the date of the grant.
(2) 33% vest one year from the date of the grant and the total shall vest on each monthly anniversary of the vesting commencement date thereafter in 1/36 increments.
(3) Options vest monthly in 1/36 increments, beginning on the date of the grant.
(4) 50% vested immediately upon grant and the total shall vest on each monthly anniversary of the vesting commencement date thereafter in 1/36 increments.

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

     Fiscal Year-End Option Values

     The following table sets forth certain information with respect to the Named Executive Officers regarding the stock options exercised during 2000. It shows the aggregate number of unexercised options to purchase Common Stock granted in all years and held by the Named Executive Officers as of December 31, 2000, and the value of unexercised in-the-money options (i.e., options that had a positive spread between the exercise price and the fair market value of the Common Stock) as of December 31, 2000. The value of unexercised options at year-end is based on the December 29, 2000 closing price of $1.625 per share of common stock as reported on the Nasdaq National Market and as adjusted to take into account the 2 for 1 stock split that occurred in January of 2000.

                                                           Number of securities underlying
                                                            unexercised options at fiscal      Value of unexercised in the money
                           Shares                                      year-end                  options at fiscal year-end ($)
                         acquired on     Value realized   ---------------------------------   -----------------------------------
Name                      exercise            ($)           Exercisable      Unexercisable       Exercisable       Unexercisable
---------------        --------------   ---------------   ---------------   ---------------    ---------------    ---------------
Jeffrey A. Dachis                    -                -            649,442         1,450,558             112,500                 0
Jean-Philippe Maheu             33,332          654,141             80,022           254,170              21,952                 0
Craig M. Kanarick                    -                -            159,442           240,558             112,500                 0
Michael Simon                  103,593        1,241,416             69,181           257,226                   0                 0
Michael Pehl                 2,478,872       18,527,398                  0                 0                   0                 0
John Roberts                         -                -                  0           250,000                   0                 0

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

Employment and Non-Competition Agreements

  Employment Agreement with Mr. Dachis

  Razorfish has entered into an employment agreement with Mr. Dachis, pursuant to which Mr. Dachis serves as Chief Executive Officer and Treasurer. Mr. Dachis receives an annual base salary of $450,000 per annum. His salary may be further changed in accordance with the terms of the agreement. In addition, pursuant to the terms of the agreement, Mr. Dachis serves as a director of Razorfish without any additional compensation.

  The initial term of Mr. Dachis' employment agreement expires on December 31, 2004. Upon the expiration of the initial term, the agreement remains in effect and may be terminated by either party upon six months' prior written notice.

  The agreement contains customary provisions relating to non-competition, the protection of confidential information and non-solicitation of Razorfish's employees or clients upon Mr. Dachis' termination of employment. In addition, the agreement contains customary conditions regarding applicable terms in the event of Mr. Dachis' termination and change of control.

  Employment Agreement with Mr. Maheu

  Razorfish has also entered into an employment agreement with Mr. Maheu, pursuant to which Mr. Maheu serves as Chief Operating Officer. His annual base salary is $400,000. His salary may be further changed in accordance with the terms of the agreement.

  The initial term of Mr. Maheu's employment agreement expires on December 31, 2004. Upon the expiration of the initial term, the agreement remains in effect and may be terminated by either party upon six months' prior written notice.

  The agreement contains customary provisions relating to non-competition, the protection of confidential information and non-solicitation of Razorfish's employees or clients upon Mr. Maheu's termination of employment. In addition, the agreement contains other customary conditions regarding applicable terms in the event of Mr. Maheu's termination and change of control.

  Employment Agreement with Mr. Kanarick

  Razorfish has entered into an employment agreement with Mr. Kanarick, pursuant to which Mr. Kanarick serves as Chief Strategic Officer. Mr. Kanarick receives an annual base salary of $400,000 per annum. His salary may be further changed in accordance with the terms of the agreement. In addition, pursuant to the terms of the agreement, Mr. Kanarick serves as a director of Razorfish without any additional compensation.

  The initial term of Mr. Kanarick's employment agreement expires on December 31, 2004. Upon the expiration of the initial term, the agreement remains in effect and may be terminated by either party upon four months' prior written notice.

  The agreement contains customary provisions relating to non-competition, the protection of confidential information and non-solicitation of Razorfish's employees or clients upon Mr. Kanarick's termination of employment. In addition, the agreement contains other customary conditions regarding applicable terms in the event of Mr. Kanarick's termination and change of control.

Employment Agreement with Mr. Simon

  Razorfish has entered into an employment agreement with Mr. Simon, pursuant to which Mr. Simon serves as Executive Vice President, Business Affairs and General Counsel. Mr. Simon receives an annual base salary of $300,000 per annum. His salary may be further changed in accordance with the terms of the agreement. In addition, pursuant to the terms of the agreement, Mr. Simon serves as a director of Razorfish without any additional compensation.

  The initial term of Mr. Simon's employment agreement expires on December 31, 2004. Upon the expiration of the initial term, the agreement remains in effect and may be terminated by either party upon six months' prior written notice.

  The agreement contains customary provisions relating to non-competition, the protection of confidential information and non-solicitation of Razorfish's employees or clients upon Mr. Simon's termination of employment. In addition, the agreement contains other customary conditions regarding applicable terms in the event of Mr. Simon's termination and change of control.

Employment Agreement with Mr. Roberts

  Razorfish has entered into an employment agreement with Mr. Roberts, pursuant to which Mr. Roberts serves as Chief Financial Officer. Mr. Roberts receives an annual base salary of $300,000 per annum. His salary may be further changed in accordance with the terms of the agreement.

  The initial term of Mr. Robert's employment agreement expires on December 31, 2004. Upon the expiration of the initial term, the agreement remains in effect and may be terminated by either party upon six months' prior written notice.

  The agreement contains customary provisions relating to non-competition, the protection of confidential information and non-solicitation of Razorfish's employees or clients upon Mr. Robert's termination of employment. In addition, the agreement contains other customary conditions regarding applicable terms in the event of Mr. Robert's termination and change of control.


Item 12.    Security Ownership Of Certain Beneficial Owners And Management

  The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 31, 2001 by:

  (1) each person (or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) known by Razorfish to own beneficially 5% or more of the Common Stock;

  (2) Razorfish's directors and Named Executive Officers; and

  (3) all directors and executive officers of Razorfish as a group.

          As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to be the beneficial owner of securities that can be acquired within sixty days from March 31, 2001 through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within sixty days are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 97,705,665 shares of Common Stock outstanding as March 28, 2001.

Name and address of beneficial owner (1)                  Beneficial Ownership
                                                             Number      Percent

Spray Ventures AB (2)                                     6,278,954   (2)   6.38
   Nybrogatan 55
   114 85 Stockholm, Sweden
Omnicom Group, Inc.(5)                                   11,916,666   (3)  12.11
   c/o Communicade Investment Company of Nevada Inc
   8681 West Sahara Avenue
   Las Vegas, Nevada  89117
Jeffrey A. Dachis                                         6,003,919   (4)   6.10
Jean-Philippe Maheu                                         268,105   (5)      *
Craig Kanarick                                            4,894,475   (6)   4.97
Michael Simon                                               170,489   (7)      *
John Roberts                                                 90,276   (8)      *
Carter Bales                                                 22,359   (9)      *
Peter Lund                                                    2,916  (10)      *
All directors and executive officers as a group.         11,452,539        11.64

___________________

* Less than 1%

     (1) Unless otherwise noted, the address of each of the persons listed is 32 Mercer Street, 3rd Floor New York, New York 10013.

     (2) In February 1999, the board of directors of Spray Ventures approved the issuance of warrants to purchase certain of the shares of Razorfish Common Stock owned by Spray Ventures to approximately 200 shareholders. Each Spray Ventures' shareholder received one warrant for each common share of Spray Ventures owned by such shareholder. Each warrant gives the holder the right to purchase eight shares of Razorfish Common Stock at a per share purchase price of SEK 32 ($3.70 based upon the March 27, 2000 exchange rate of SEK 8.64013=$1.00). Spray Ventures had issued an aggregate of 472,738 warrants to purchase an aggregate of 3,781,904 shares of Common Stock. The warrant holders are entitled to exercise the warrants during the period commencing on October 22, 1999 and ending on the day which is 45 days after the underlying Razorfish Common Stock is registered with the Securities and Exchange Commission. Warrants entitling holders to exercise an additional 1,506,947 of Razorfish Common Stock are still outstanding. If all such remaining warrants were to be exercised in full, the number of shares of Razorfish Common Stock held by Spray Ventures would be 7,785,901.

     (3) The shareholder of record is Communicade, a wholly owned subsidiary of Omnicom. Omnicom is a publicly held company.

     (4) Includes 1,278,327 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2001 by Mr. Dachis.

     (5) Includes 303,883 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2001 by Mr. Kanarick.

     (6) Includes 184,185 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2001 by Mr. Maheu.

     (7) Includes 170,289 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2001 by Mr. Simon. Also includes 200 shares of Common Stock held by Fifi Simon, Mr. Simon's wife, the beneficial ownership of which is disclaimed by Mr. Simon.

     (8) Includes 90,276 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2001 by Mr. Roberts.

     (9) Includes 22,359 shares of Common Stock subject to options that are exercisable within 60 days of March 31, 2001 by Mr. Bales.

     (10) Includes 2,926 shares of Common Stock subject to options that are exercisable within 60 days of March 31, 2001 by Mr. Lund.


Item 13    Certain Relationships And Related Transactions.

  RSUB

          Razorfish Studio, Inc. d/b/a RSUB ("RSUB") produces and publishes on-line content, including art, computer games, and literature, as well as screensavers, audio recordings, books and films. RSUB also manages artists and provides management consulting to artists. The majority of RSUB's common stock is owned by Communicade and Messrs. Dachis and Kanarick, each of whom is a stockholder of Razorfish. Michael S. Simon, an officer and director of Razorfish, is also a stockholder, a director and President of RSUB. Mr. Dachis is the Chief Executive Officer of RSUB, and Mr. Kanarick is Chairman of the Board, Chief Creative Officer and Secretary of RSUB.

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

          In August 1999, Razorfish entered into a Convertible Note Purchase Agreement (the "Note") with RSUB pursuant to which Razorfish purchased from RSUB a convertible promissory note in the principal amount of $2,250,000. The note matures on the earlier of (A) August 2, 2002, or (B) the date of closing of RSUB's first firm commitment underwritten public offering pursuant to an effective Registration Statement under the Securities Act. RSUB has agreed to pay interest on the unpaid principal at the rate of 6% per annum.

          In November of 2000, the Note was increased to 3,800,000 and transferred from Razorfish, Inc. to its wholly-owned subsidiary Razorfish Ventures Fund, LLC. As of the date of the transfer, at Razorfish Ventures' option, the note provided for conversion into shares of RSUB common stock, par value $.001, at the rate of one share of RSUB common stock for each $0.20 outstanding under the note at the time of Razorfish Venture's conversion request. Razorfish Ventures may convert all or part of the outstanding amount of principal and interest due on the note.

                                    PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)       Documents filed as a part of this Annual Report on Form 10-K

          1. Financial Statements.
               Previously filed on Razorfish's Report on Form 10-K with the Securities and Exchange Commission on April 2, 2001.

          2. Financial Statement Schedules.
               Previously filed on Razorfish's Report on Form 10-K with the Securities and Exchange Commission on April 2, 2001.

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

   10.3        2000 Non-officer Stock Incentive Plan.(3)

   10.4        Non-competitive Agreement, dated September 18, 1996, between Razorfish and Jeffrey A. Dachis.(1)

   10.5        Employment Agreement, dated September 18, 1996, between Razorfish and Craig M. Kanarick.(1)

   10.6        Non-competitive Agreement, dated September 18, 1996, between Razorfish and Craig M. Kanarick.(1)

   10.7        Employment Agreement, dated June 19, 1997, between Razorfish and Jean-Philippe Maheu.(1)

   10.8        Employment Agreement dated September 1, 2000  between Razorfish  and Michael Simon.(5)

   10.9        Employment Agreement dated September  1, 2000 between Razorfish and Sue Murphree.(5)

   10.10       Employment Agreement, dated as of October 1, 1998, between Razorfish and Jonas Svensson.(1)

   10.11       Employment Agreement dated as of August 1, 2000, between Razorfish and John Roberts.(5)

   10.12       Employment Agreement dates as of July 1, 2000 between Razorfish and Jean-Philippe Maheu.(5)

   10.13       Lease Agreement, dated October 28, 1996, between Razorfish and Man Yun Real Estate Corporation.(1)

   10.14       Lease Agreement, dated April 30, 1997, between Razorfish and Man Yun Real Estate Corporation.(1)

   10.15       Lease Agreement, dated December 23, 1998, between C.H.B.I. Razorfish Limited and The Mayor and
               Commonalty and Citizens of the City of London.(1)

Exhibit No.                                        Description
-----------                                        -----------
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

   10.31       Stock Purchase Agreement, dated as of October 1, 1998, among Communicade, Jeffrey A. Dachis and
               Craig M. Kanarick.(1)

   10.32       Stock Purchase Agreement, dated October 23, 1998, between Communicade and Spray Ventures AB.(1)

Exhibit No.                                        Description
-----------                                        -----------
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

   10.43       Lease Agreement dated November 20, 1996 between i-Cube, RR&C Development Company and Patrician
               Associates, Inc.(2)

   10.44       Lease Agreement dated as of July 14, 1995 between i-Cube and Riverfront Office Park Joint
               Venture.(2)

   10.45       Amendment No. 1 to Lease Agreement dated as of July 14, 1995 between i-Cube and Riverfront Office
               Park Joint Venture.(2)

   10.46       Sublease dated as of June 19, 1995 between i-Cube and MathSoft, Inc.(2)

   10.47       Employment Agreement as of July 18, 2000 between Razorfish and Craig Kanarick.(5)

   10.48       Separation Agreement dated as of  February 8, 2001 between Razorfish and Sue Murphree.(5)

   10.49       Amendment to employment agreement dated September 1, 2000 between Razorfish and Michael Simon.(5)

   10.50       English Translation of Lease Agreements, dated April 4, 2000, between Primavera S.a.s. and
               Razorfish S.r.l. (as assigned from Razorfish Ltd.).

   10.51       Lease Agreement, dated October 30, 2000, between Shearwater Partners, LLC and Razorfish, Inc.

   10.52       Lease Agreement, dated August 3, 2000, by and between Wittayu Realty Ltd., Razorfish Ltd. and
               Razorfish, Inc.

   18.1        Letter re: Change in Certifying Accountant.(3)

   21.1        Subsidiaries of Razorfish.

Exhibit No.                                        Description
-----------                                        -----------

   23.1      Consent of Arthur Andersen LLP.(5)


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

(5) Filed as an exhibit to Razorfish's Report on Form 10-K that was filed with the Securities and Exchange Commission on April 2, 2001 and incorporated herein by reference.


(b)       Reports on Form 8-K:

          Previously filed on Razorfish's Report on Form 10-K with the Securities and Exchange Commission on April 2, 2001.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RAZORFISH INC.

                                            By:   /s/ Jeffrey A. Dachis
                                               ------------------------------
                                                Jeffrey A. Dachis
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Date:  April 30, 2001