Form 10-K/A
period 2000-12-31
RAZORFISH INC
filed 2001-05-01
CIK 1075088

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           _________________________

                                  FORM 10-K/A

                                Amendment No. 2

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

                          32 Mercer Street, 3rd Floor
                           New York, New York 10013
              (Address of Principal Executive Offices, including zip
                                     code)

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

          As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to be the beneficial owner of securities that can be acquired within sixty days from March 31, 2001 through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within sixty days are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 97,705,665 shares of Common Stock outstanding as of March 28, 2001.

Name and address of beneficial owner (1)                  Beneficial Ownership
                                                             Number      Percent

Spray Ventures AB                                         6,278,954   (2)   6.43
   Nybrogatan 55
   114 85 Stockholm, Sweden
Omnicom Group, Inc.(3)                                   11,916,666        12.20
   c/o Communicade Investment Company of Nevada Inc
   8681 West Sahara Avenue
   Las Vegas, Nevada  89117
Jeffrey A. Dachis                                         6,003,919   (4)   6.15
Jean-Philippe Maheu                                         268,105   (5)      *
Craig Kanarick                                            4,894,475   (6)   5.01
Michael Simon                                               170,489   (7)      *
John Roberts                                                 90,276   (8)      *
Carter Bales                                                 22,359   (9)      *
Peter Lund                                                    2,916  (10)      *
Michael Pehl                                                      0            *
All directors and executive officers as a group.         11,452,539  (11)  11.72

___________________

* Less than 1%

     (1) Unless otherwise noted, the address of each of the persons listed is 32 Mercer Street, 3rd Floor New York, New York 10013.

     (2) In February 1999, the board of directors of Spray Ventures approved the issuance of warrants to purchase certain of the shares of Razorfish Common Stock owned by Spray Ventures to approximately 200 shareholders. Each Spray Ventures' shareholder received one warrant for each common share of Spray Ventures owned by such shareholder. Each warrant gives the holder the right to purchase eight shares of Razorfish Common Stock at a per share purchase price of SEK 32 ($3.08 based upon the March 31, 2001 exchange rate of SEK 10.40=$1.00).
          Spray Ventures had issued an aggregate of 472,738 warrants to purchase an aggregate of 3,781,904 shares of Common Stock. The warrant holders are entitled to exercise the warrants during the period commencing on October 22, 1999 and ending on the day which is 45 days after the underlying Razorfish Common Stock is registered with the Securities and Exchange Commission. Warrants entitling holders to exercise an additional 1,506,947 of Razorfish Common Stock are still outstanding. If all such remaining warrants were to be exercised in full, the number of shares of Razorfish Common Stock held by Spray Ventures would be 7,785,901.

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

     (9) Includes 22,359 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2001 by Mr. Bales.

     (10) Includes 2,916 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2001 by Mr. Lund.

     (11) Includes 2,057,235 shares of Common Stock subject to options that are exercisable on or within 60 days of March 31, 2001.

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

Date:  May 1, 2001