Form 10-Q
period 2001-03-31
RAZORFISH INC
filed 2001-05-14
CIK 1075088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _______________________

                                    FORM 10-Q

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2001
                                 _ _ _ _ _ _ _ _

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

                  32 Mercer Street , New York, New York, 10013
      ---------------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (212) 966-5960
                               -------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
                                     ------
                     (Former Name, Former Address And Former
                   Fiscal Year, if Changed Since Last Report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

          The number of shares outstanding of the Registrant's Class A Common Stock as of May 9, 2001 was 97,785,665

                                RAZORFISH, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Consolidated Financial Statements

               Consolidated Balance Sheets as of December 31, 2000 (audited) and March 31, 2001

               Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 2001

               Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 2001

               Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

Item 6.     Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

                        RAZORFISH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                          December 31,    March 31,
                              ASSETS                                                          2000          2001
                              ------                                                        --------      --------
                                                                                                        (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents.........................................................        $ 51,483      $ 30,337
  Accounts receivable, net of allowance for doubtful accounts of $4,954 and
                 $4,714 at December 31, 2000 and March 31, 2001, respectively.......          37,499        33,480
  Unbilled revenues.................................................................           7,713         5,558
  Prepaid expenses and other current assets.........................................           5,560         5,257
                                                                                            --------      --------
     Total current assets...........................................................         102,255        74,632
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $ 14,919 and
               $16,524 at December 31, 2000 and March 31, 2001 respectively.........          30,901        30,473
INTANGIBLES, net of accumulated amortization of $ 2,682 and $ 3,624 at
               December 31, 2000 and March 31, 2001, respectively...................          58,926        57,985
LOAN TO AFFILIATE...................................................................           3,872         3,872
OTHER ASSETS........................................................................           9,001         9,018
                                                                                            --------      --------
     Total assets...................................................................        $204,955      $175,980
                                                                                            ========      ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.............................................        $ 27,621      $ 25,699
  Income taxes payable..............................................................           1,815         2,532
  Deferred revenues.................................................................           1,928         3,153
  Deferred rent.....................................................................           2,407         1,210
                                                                                            --------      --------
     Total current liabilities......................................................          33,771        32,594
LONG-TERM OBLIGATIONS...............................................................             986           651
MINORITY INTEREST...................................................................           1,047           937
                                                                                            --------      --------
     Total liabilities..............................................................          35,804        34,182
                                                                                            --------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock $.01 par value; 10,000,000 shares authorized; none issued
or outstanding......................................................................              --            --
  Common stock:
  Class A $.01 par value; 200,000,000 shares authorized; 97,698,747 and 97,705,665
   issued at December 31, 2000 and March 31, 2001, respectively.....................             977           977
  Class B, $.01 par value; 50 shares authorized, issued, and outstanding at
   December 31, 2000 and March 31, 2001.............................................              --            --

  Receivable from stockholder.......................................................            (533)           --
  Additional paid-in capital........................................................         320,360       320,367
  Accumulated other comprehensive income............................................            (498)       (3,493)
  Retained earnings (deficit).......................................................        (150,567)     (175,465)
  Treasury stock at cost; shares at December 31, 2000 and March 31, 2001                        (588)         (588)
                                                                                           ---------     ---------
     Total stockholders' equity.....................................................         169,151       141,798
                                                                                           ---------     ---------
     Total liabilities and stockholders' equity.....................................       $ 204,955     $ 175,980
                                                                                           =========     =========

   The accompanying notes are an integral part of these consolidated financial statements.

                        RAZORFISH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                  Three Months Ended March 31,
                                                                      2000         2001
                                                                    -------      --------
                                                                         (unaudited)

Revenues....................................................        $64,116      $ 42,660
Project personnel costs  ........................................    29,863        28,857
                                                                    -------      --------
      Gross profit  .............................................    34,253        13,803

   Sales and marketing  .........................................     4,080         4,652
   General and administrative  ..................................    20,381        20,508
   Restructuring costs  .........................................         -        12,777
   Amortization of intangibles  .................................     1,986           937
                                                                    -------      --------
Income from operations  .........................................     7,806       (25,071)

Other income, net  ..............................................     1,006           313
                                                                    -------      --------
        Income before income taxes  .............................     8,812       (24,758)

Provision for income taxes  .....................................     4,319           140
                                                                    -------      --------
      Net income  ...............................................   $ 4,493      $(24,898)
                                                                    =======      --------

Earnings per share:
            Basic  ..............................................     $0.05        $(0.25)
                                                                    =======      ========
            Diluted  ............................................     $0.05       $( 0.25)
                                                                    =======      ========

Weighted average common shares outstanding:
            Basic  ..............................................    91,027        97,706
                                                                    =======      ========
            Diluted  ............................................    99,537        97,706
                                                                    =======      ========



  The accompanying notes are an integral part of these consolidated financial statements.

                        RAZORFISH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                            Three Months Ended
                                                                                                                  March 31,
                                                                                                             2000         2001
                                                                                                           -------      --------
                                                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)  ...................................................................................    $ 4,493      $(24,898)
 Adjustments to reconcile net income to net cash used in by operating activities--
  Allowance for doubtful accounts  ....................................................................       (634)            -
  Depreciation and amortization  ......................................................................      4,612         2,545
  Minority interest  ..................................................................................         --          (110)
  Tax benefit due to stock option exercise  ...........................................................      3,488            --
  Increase in deferred tax assets  ....................................................................        382            --
  Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable  .......................................................................     (4,200)        4,019
     Unbilled revenues  ...............................................................................     (7,624)        2,155
     Prepaid expenses and other current assets  .......................................................     (1,450)          303
     Due from affiliate  ..............................................................................       (147)           --
     Other assets  ....................................................................................       (164)         (165)
     Accounts payable and accrued expenses  ...........................................................     (6,432)       (1,915)
     Deferred revenues  ...............................................................................      1,079         1,225
     Deferred tax liabilities  ........................................................................        866            --
     Income taxes payable  ............................................................................     (6,955)          717
     Deferred rent  ...................................................................................        198        (1,197)
     Other liabilities  ...............................................................................      5,548            --
                                                                                                           -------      --------
      Net cash used in operating activities  ..........................................................     (6,940)      (17,321)
                                                                                                           -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures  ................................................................................     (3,615)       (1,176)
    Earn out payments associated with acquisitions  ...................................................     (1,000)           --
 Acquisitions of subsidiaries, net of cash acquired  ..................................................     (2,248)           --
                                                                                                           -------      --------
   Net cash used in investing activities  .............................................................     (6,863)       (1,176)
                                                                                                           -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Deferred registration costs  .........................................................................        (76)           --
 Proceeds payments to long-term obligations  ..........................................................     (1,654)         (335)
 Repayment of stockholder's loan  .....................................................................         --           681
    Proceeds from exercise of stock options   .........................................................      5,851            --
                                                                                                           -------      --------
   Net cash provided by financing activities  .........................................................      4,121           346
                                                                                                           -------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS  .........................................        507        (2,995)
                                                                                                           -------      --------
   Net decrease in cash and cash equivalents  .........................................................     (9,175)      (21,146)
                                                                                                                        --------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  .......................................................     98,798        51,483
                                                                                                           -------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD  .............................................................    $89,623      $ 30,337
                                                                                                           =======      ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
 Fair market value of common stock issued for earn out payments associated with acquisitions  .........    $71,323            --
 Fair market value of common stock issued for acquisitions  ...........................................    $16,996            --

   The accompanying notes are an integral part of these consolidated financial statements.

                        RAZORFISH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



                                     PART I


1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Razorfish is a global digital solutions provider founded in 1995. Digital solutions apply digital technologies to enhance communications and commerce between businesses and their consumers, suppliers, employees and other partners. Razorfish provides an integrated, end-to-end solution that helps clients discover, create, and implement business solutions by leveraging digital technologies across platforms, networks, and devices. From business and brand strategy to systems integration, Razorfish provides clients with opportunities to increase revenues, enhance productivity, and maximize competitive advantage. Razorfish currently has offices in nine countries and the cities of Amsterdam, Boston, Frankfurt, Hamburg, Helsinki, Los Angeles, London, Milan, Munich, New York City, Oslo, San Francisco, San Jose, Stockholm, and Tokyo.


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

     The results of operations presented for the three months ended March 31, 2000 and 2001 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

2.   SEGMENT REPORTING

     The Company is a provider of global digital solutions. The Company evaluated its business activities that are regularly reviewed by executive management and Board of Directors for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one operating segment.


3.   EARNINGS PER SHARE

     The following table reconciles the denominator of the diluted earnings per share computation as shown on the Consolidated Statements of Operations.

                                                     Three Months Ended
                                                          March 31,
  Diluted EPS Computation                              2000        2001
                                                     ------      ------
                                                         (unaudited)
     Basic common shares outstanding...........      91,027      97,706
     Effect of common stock options............       8,510           -
                                                     ------      ------
       Diluted common and common equivalent
        shares.................................      99,537      97,706
                                                     ======      ======

578,760 of options were in the money and exercisable, but their effect would have been anti-dilutive and as such, have been excluded from the calculation of earnings per share.

4.   COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:


                                                   Three Months Ended March 31,
                                                 -------------------------------
                                                       2000            2001
                                                      ------        --------

Net income...................................        $4,493        $(24,898)
Foreign currency translation adjustment......           142        (  2,996)
                                                     ------        --------
  Comprehensive income (loss)................        $4,635        $(27,894)
                                                     ======        --------

5.   LEGAL PROCEEDINGS

In January 2001, a derivative action was filed in Delaware Chancery Court by Robert C. Nichols on behalf of Razorfish against the members of Razorfish's Board of Directors, alleging breach of the Directors' fiduciary duties to the Company. This action is currently stayed by agreement of the parties pending resolution of the securities class action filed in the Southern District of New York described above. Razorfish believes these allegations are baseless and without merit in law or fact. Razorfish cannot assure you, however , that this matter will be resolved in its favor.

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

     On March 21, 2001, Razorfish filed a complaint against EuroTel in the city court of Prague in the Czech Republic. In the action, Razorfish asserts that EuroTel failed to pay invoices in the aggregate amount of $2.0 million and seeks to recover all monies due together with interest and attorney's fees. Razorfish provided consulting services to EuroTel on the creation of a WEB and WAP portal.


6.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Hedging Activities, an amendment of FASB Statement No. 133", effective for all interim and annual periods beginning after June 15, 2000. As indicated, SFAS No 138 amends accounting and reporting standards for certain derivative instruments and certain hedging activities. The adoption of these standards did not have a material effect on the Company's results of consolidated operations, financial position, or cash flows.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

     Statements in this quarterly report about our future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These statements include, but are not limited to, the statements regarding:

     . our plans to remain at the leading edge of digital technologies including the internet, wireless, broadband and satellite technologies;

     . our plans to increase our advertising to expand the recognition of our brand name;

     . the expected growth in the use of digital communications technologies in more industries;

     .    our plans to continue to expand through strategic acquisitions;

     . our plans to integrate our operations with those of the companies that we have acquired;

     .    our plans to increase our client base; and

     .    our plans to improve our future financial performance.

     In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases.

     Among the factors that could cause our actual results or events to differ are:

     .    unanticipated trends and conditions in our industry;

     . the risk that we will not have sufficient capital to maintain and/or expand our operations;

     . the risk that we will not be able to keep pace with the changing communications technologies;

     . the risk that we will not be able to maintain our reputation and expand our name recognition;

     . the risk that we will not be able to identify and acquire companies that complement or enhance our business; and

     . any inability to address or resolve financial, operational and managerial challenges arising from our recent acquisitions.

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

Overview

     Razorfish is a provider of global digital solutions. Digital solutions are business solutions that use digital technologies to enhance communications and commerce between businesses and their consumers, suppliers, employees, and other partners. Razorfish provides an integrated, end-to-end solution. Razorfish's strategy, creative and technology professionals carry out every aspect of a solution from strategic consulting to design of information architectures and user-interfaces to integration of backend Enterprise Resource Planning (ERP) and legacy systems. These digital solutions utilize a wide variety of platforms, including the World Wide Web, wireless, broadband and satellite communications and a variety of digital devices and information appliances, including desktop PCs, mobile phones, pagers and personal digital assistants. Razorfish thereby creates for its clients digital solutions designed to help them re-architect their traditional business models and identify and improve communications and commerce opportunities.

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

     Razorfish's projects vary in size and scope; therefore, a client that accounts for a significant portion of Razorfish's revenues in one period may not generate a similar amount of revenue in subsequent periods. No client accounted for more than 10.0% of Razorfish's revenues in the periods ended March 31, 2000 or March 31, 2001.

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

     Razorfish's restructuring charge consists primarily of severance payments and expenses related to future lease payments on office space that is no longer occupied by the Company.

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

Results of operations

Revenues

     The Company's revenues decreased $21.4 million, or 33.4%, to $42.7 million for the three months ended March 31, 2001 from $64.1 million for the comparable period in 2000. This decrease in revenue was primarily due to significant reduction in demand for services experienced by consultants which provide similar services to Razorfish.

Project personnel costs

     The Company's project personnel costs decreased $.9 million, or 3.0%, to $28.9 million for the three months ended March 31, 2001 from $29.9 million for the comparable period in 2000. The decrease is due a reduction in workforce as a part of Razorfish's ongoing restructuring plan which was implemented due to reduced revenue levels.

Sales and marketing

     The Company's sales and marketing costs increased $.6 million, or 14.6%, to $4.7 million for the three months ended March 31, 2001 from $4.1 million for the comparable period in 2000. The increase in sales and marketing costs is due to Razorfish's efforts to promote and sell its services in order to generate additional revenues.

General and administrative

     The Company's general and administrative expenses increased $.1 million, or .5%, to $20.5 million for the three months ended March 31, 2001 from $20.4 million for the comparable period in 2000. The increase in general and administrative expenses was a result of increases, such as, rent expense, equipment rental, and depreciation.

Restructuring charge

     The Company's restructuring charge of $12.8 million is comprised of charges of approximately $8.2 million of severance expenses paid during the first quarter of 2001, approximately $2.4 million in accrued severance expenses which were paid during April 2001 and approximately $2.2 million of expenses relating to future lease payments on property no longer occupied by Razorfish.


Amortization of intangibles

     Amortization of intangibles for the Company was $.9 million for the three months ended March 31, 2001 compared to $2.0 million for the comparable period in 2000. This decrease was due to the reduction of goodwill resulting from an impairment charge associated with acquisitions in prior periods. The reduction of goodwill was recorded in the fourth quarter of 2000.

Income Taxes

     The effective income tax rate was 1% and 43% for the three months ended March 31, 2001 and 2000, respectively. The differences in the effective tax rate for the periods was due to the net loss Razorfish incurred in the first quarter of 2001 as compared to net income in for the comparable period in 2000. Due to the net loss in 2001, Razorfish has not booked a tax provision and has booked a valuation allowance for tax benefits generated this period.

Liquidity and Capital Resources

     Razorfish believes that based on its cost reduction efforts, which have included major workforce reductions in the first quarter 2001 and will include additional cost reductions if necessary, the Company will return to profitability and that cash generated by operations combined with its current cash position will be sufficient to meet its working capital needs for the next twelve months.


     The Company's net cash used in operating activities was $17.3 million for the three months ended March 31, 2001 compared to net cash used in operating activities of $6.9 million for the three months ended March 31, 2000. Net cash used in operating activities during the period ended March 31, 2001 was mainly due to a net loss of $24.9 million, and a decrease in accounts payable and other current liabilities of $1.9 million and $1.2 million respectively. This was partially offset by an decrease in accounts receivable and unbilled revenue of $4.0 million and $2.2 million respectively, depreciation and amortization of $2.5 million, and an increase in deferred revenues of $1.2 million. The Company's net cash used in operating activities was $6.9 million for the three months ended March 31, 2000. Net cash used in operating activities during the period ended March 31, 2000 was mainly due to an increase in unbilled revenues of $7.6 million, a decrease in accounts payable and accrued expenses of $6.4 million, an increase in accounts receivable of $4.2 million, and an increase in prepaid and other current assets of $1.5 million. This was partially offset by an increase in other liabilities of $5.5 million, depreciation and amortization of $4.6 million, tax benefit due to stock option exercises of $3.5 million, and in increase in deferred revenues of $1.1 million.

     The Company's net cash used in investing activities was $1.2 million for the three months ended March 31, 2001 compared to $6.9 million for the three months ended March 31, 2000. Net cash used in investing activities for the period ended March 31, 2001 was due to capital expenditures of $1.2 million. Net cash used from investing activities during the period ended March 31, 2000 was mainly due to capital expenditures of $3.6 million, net cash paid for acquisitions of $2.2 million, and settlement of earn out agreements of $1.0 million.

     The Company's net cash provided by financing activities was $.3 million for the three months ended March 31, 2001 compared to $4.1 million for the three months ended March 31, 2000. Net cash provided for the period ended March 31, 2001 was mainly due to proceeds received from the repayment of a loan from a shareholder of $.7 million, which was partially offset by proceeds paid to long term obligations of $.3 million. Net cash provided for the period ended March 31, 2000 was mainly due to proceeds received from the exercise of stock options of $5.9 million. This was partially offset by payments of long-term obligations of $1.7 million.

Capital expenditures, earn-out payments and rent expenses

     Razorfish's capital expenditures for the period ended March 31, 2001 were $1.2 million compared to $3.6 million for the comparable period in 2000. The decrease in capital expenditures during 2001 was due primarily a reduction of capital spending in an effort control costs. Razorfish does not have any material commitments for capital expenditures for the foreseeable future

Currency fluctuation and the euro conversion

     Several counties of the European Union have agreed to adopt the euro as their common legal currency. On January 1, 1999, these members began the process of converting their native currencies to the euro, and on that date the euro commenced trading on currency exchanges and became available for non-cash transactions. For the period from January 1, 1999 to January 1, 2002, both the euro and the native currencies will be legal tender in the participating member states. During this period, the conversion rates for currencies will be determined by a formula that has been established by the European Commission. On January 1, 2002, new euro-denominated bills and coins will be fully deployed and all native bills and coins will be withdrawn by July 1, 2002.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 5.  Other Events.

     Razorfish has attached as exhibit 99.1 its press release, dated May 3, 2001, announcing the resignation of its founders, Mr. Jeffrey Dachis and Mr. Craig Kanarick, the appointment Jean-Philippe Maheu as Chief Executive Officer and its quarterly results for the quarter ended March 31, 2001.

Separation  Agreement with Mr. Dachis

     On May 2, 2001, Razorfish entered into a separation and release agreement with Mr. Dachis, pursuant to which Mr. Dachis resigned as Chief Executive
Officer.   In accordance with the provisions of the separation agreement, Mr.
Dachis received $750,000 and the employment agreement between Razorfish and Mr. Dachis has been terminated. The separation agreement is attached hereto as exhibit 10.53.


Separation Agreement with Mr. Kanarick

     On May 2, 2001, Razorfish entered into a separation and release agreement with Mr. Kanarick, pursuant to which Mr. Kanarick resigned as Chief Strategic Officer. In accordance with the provisions of the separation agreement, Mr. Kanarick received $450,000 and the employment agreement between Razorfish and Mr. Kanarick has been terminated. The separation agreement is attached hereto as exhibit 10.54.


10b5-1 Selling Plans


     On May 7, 2001, Mr. Dachis entered into a stock trading plan agreement with Credit Suisse First Boston Corporation Client ("CSFBC") pursuant to which he has irrevocably instructed CSFBC to sell a pre-determined amount of the common stock of Razorfish presently owned and controlled by Mr. Dachis. Pursuant to this plan, Mr. Dachis irrevocably granted to CSFBC complete discretion as to when and how often during each month, and at what price, to execute individual sale orders in accordance with the terms of the stock trading plan.


     On May 7, 2001, Mr. Kanarick entered into a sales plan with J. P. Morgan Securities Inc. ("JPMSI") pursuant to which he has irrevocably instructed JPMSI to sell a pre-determined amount of the common stock of Razorfish presently owned and controlled by Mr. Kanarick. In the sales plan, Mr. Kanarick acknowledged and agreed that he does not have authority, influence or control over any sales of such common stock effected by JPMSI pursuant to the sales plan, and will not attempt to exercise any authority, influence or control over such sales.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits

 Exhibit No.                           Description
 -----------                           -----------

     2.1 Agreement and Plan of Merger, dated as of August 10, 1999, by and between Razorfish, Razorfish Merger Sub and i-Cube.(2)

 Exhibit No.                           Description
 -----------                           -----------

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

     10.12 Employment Agreement dates as of July 1, 2000 between Razorfish and Jean-Philippe Maheu.(5)

     10.13 Lease Agreement, dated October 28, 1996, between Razorfish and Man Yun Real Estate Corporation.(1)

     10.14 Lease Agreement, dated April 30, 1997, between Razorfish and Man Yun Real Estate Corporation.(1)

     10.15 Lease Agreement, dated December 23, 1998, between C.H.B.I. Razorfish Limited and The Mayor and Commonalty and Citizens of the City of London.(1)

     10.16 Lease Agreement, dated March 10, 1998, between J&R Bechelli and Alpha Online, Inc., as amended by letter dated February 9, 1999.(1)

     10.17 Lease Agreement No. 731 100, dated April 12, 1996, between Spray (f/k/a Spray Interactive Media

 Exhibit No.                           Description
 -----------                           -----------
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

     10.32 Stock Purchase Agreement, dated October 23, 1998, between Communicade and Spray Ventures AB.(1)

     10.33 Amendment to Stock Purchase Agreement, dated December 10, 1998, between Communicade and Spray Ventures AB.(1)

     10.34 Employment Agreement, dated April 15, 2000, between Razorfish and Jeffrey A. Dachis.(4)

 Exhibit No.                           Description
 -----------                           -----------
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

     10.46 Sublease dated as of June 19, 1995 between i-Cube and MathSoft, Inc.(2)

     10.47 Employment Agreement as of July 18, 2000 between Razorfish and Craig Kanarick.(5)

     10.48 Separation Agreement dated as of February 8, 2001 between Razorfish and Sue Murphree.(5)

     10.49 Amendment to employment agreement dated September 1, 2000 between Razorfish and Michael Simon.(5)

     10.50 English Translation of Lease Agreements, dated April 4, 2000, between Primavera S.a.s. and Razorfish S.r.l. (as assigned from Razorfish Ltd.).(6)

     10.51 Lease Agreement, dated October 30, 2000, between Shearwater Partners, LLC and Razorfish, Inc.(6)

     10.52 Lease Agreement, dated August 3, 2000, by and between Wittayu Realty Ltd., Razorfish Ltd. and Razorfish, Inc.(6)

     10.53 Separation Agreement between Razorfish, Inc. and Jeffrey A. Dachis, dated May 2, 2001.

     10.54 Separation Agreement between Razorfish, Inc. and Craig M. Kanarick, dated May 2, 2001.

     18.1      Letter re: Change in Certifying Accountant.(3)

     21.1      Subsidiaries of Razorfish.(6)

     99.1      Press release dated May 3, 2001.

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

(6) Filed as an exhibit to Razorfish's Report on Form 10-K/A, Amendment No. 1, that was filed with the Securities and Exchange Commission on April 30, 2001 and incorporated herein by reference.

(b)  Reports on Form 8-K.
       None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on May 14, 2001.

         RAZORFISH, INC.


         By: /s/ Jean-Philippe Maheu
            -------------------------------------
            Jean-Philippe Maheu
            Chief Executive Officer


         By: /s/ John J. Roberts
            -------------------------------------
            John J. Roberts
            Chief Financial Officer
            (Principal Financial and Accounting
            Officer)