Form 10-Q
period 2001-06-30
RAZORFISH INC
filed 2001-08-14
CIK 1075088

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _______________________

                                   FORM 10-Q

                                   (Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2001
                                _ _ _ _ _ _ _ _

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

          The number of shares outstanding of the Registrant's Class A Common Stock as of August 9, 2001 was 101,877,716



                                RAZORFISH, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS



                                                                                               Page
PART I.    FINANCIAL INFORMATION                                                               ----
Item 1.    Unaudited Consolidated Financial Statements......................................... i

             Consolidated Balance Sheets as of December 31, 2000 (audited) and
             June 30, 2001..................................................................... i

             Consolidated Statements of Operations for the Three and Six Month
             Periods Ended June 30, 2000 and 2001.............................................. ii

             Consolidated Statements of Cash Flows for the Six Months Ended
             June 30, 2000 and 2001............................................................ iii

             Notes to Consolidated Financial Statements........................................  1

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................................  8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings................................................................... 12

Item 5.    Other Events........................................................................ 13

Item 6.    Exhibits and Reports on Form 8-K.................................................... 21

Signatures

Exhibit Index

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

                        RAZORFISH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                           December 31,      June 30,
ASSETS                                                                                        2000            2001
------------------------------------------------------------------------------------       -----------      -------
                                                                                                          (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents  .........................................................      $ 51,483        $15,125
  Accounts receivable, net of allowance for doubtful accounts of $4,954 and
     $3,670 at December 31, 2000 and June 30, 2001, respectively  ....................        37,499         19,545
  Unbilled revenues  .................................................................         7,713          3,795
  Prepaid expenses and other current assets  .........................................         5,560          5,774
                                                                                            --------        -------
     Total current assets  ...........................................................       102,255         44,239
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $14,919 and
     $3,555 at December 31, 2000 and June 30, 2001, respectively......................        30,901          8,455
INTANGIBLES, net of accumulated amortization of $2,682 and $0 at
     December 31, 2000 and June 30, 2001, respectively  ..............................        58,926              -
LOAN TO AFFILIATE  ...................................................................         3,872              -
OTHER ASSETS  ........................................................................         9,001          5,795
                                                                                            --------        -------
     Total assets  ...................................................................      $204,955        $58,489
                                                                                            ========        =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses  .............................................      $ 27,621        $30,016
  Income taxes payable  ..............................................................         1,815              -
  Deferred revenues  .................................................................         1,928          1,983
  Other current liabilities  .........................................................         2,407            831
                                                                                            --------        -------
     Total current liabilities  ......................................................        33,771         32,830
LONG-TERM OBLIGATIONS  ...............................................................           986         18,571
MINORITY INTEREST  ...................................................................         1,047            753
                                                                                            --------        -------
     Total liabilities  ..............................................................        35,804         52,154
                                                                                            --------        -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock $.01 par value; 10,000,000 shares authorized; none issued
    or outstanding  ..................................................................           --              --
  Common stock:
  Class A $.01 par value; 200,000,000 shares authorized; 97,698,747 and
   100,003,139 issued at December 31, 2000 and June 30, 2001, respectively  ..........          977           1,000
  Class B, $.01 par value; 50 shares authorized, issued, and outstanding at
   December 31, 2000 and June 30, 2001  ..............................................           --              --
  Receivable from stockholder  .......................................................         (533)             --
  Additional paid-in capital  ........................................................      320,360          322,770
  Deferred compensation  .............................................................           --             (655)
  Accumulated other comprehensive income  ............................................         (498)          (3,615)
  Retained earnings (deficit)  .......................................................     (150,567)        (312,577)
  Treasury stock at cost; 73,584 shares at December 31, 2000 and June 30, 2001........         (588)            (588)
                                                                                          ----------       ---------
     Total stockholders' equity  .....................................................      169,151            6,335
                                                                                          ---------        ---------
     Total liabilities and stockholders' equity  .....................................    $ 204,955        $  58,489
                                                                                          =========        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        RAZORFISH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                     Three Months Ended June 30,               Six Months Ended June 30,
                                                   2000                      2001                 2000            2001
                                             --------------             ------------        -------------   ---------------
Revenues                                         $76,560                 $   28,712            $140,676         $   71,372
 Project personnel costs                          36,391                     18,562              66,254             47,419
                                             --------------             ------------        -------------   ----------------
  Gross profit                                    40,169                     10,150              74,422             23,953


      Sales and marketing                          4,871                      1,777               8,951              6,429
      General and administrative
       (exclusive of non-cash
       compensation expense of $260,
       for the three and six months
       ended June 30, 2001)                       24,358                     14,826              44,739             35,334
      Non-cash compensation expense                    -                        260                   -                260
      Restructuring Costs                              -                     70,040                   -             82,817
      Impairment Loss                                  -                     60,116                   -             60,116
      Amortization of Intangibles                  2,166                        822               4,152              1,759
                                             --------------             ------------        -------------   ----------------
 Income / (loss) from operations                   8,774                   (137,691)             16,580           (162,762)
 Other income, net                                 1,230                        365               2,236                678
                                             --------------             ------------        -------------   ----------------
    Income / (loss) before income taxes           10,004                   (137,326)             18,816           (162,084)

Provision for / (benefit from) income taxes        4,869                       (214)              9,188                (74)
                                             --------------             ------------        -------------   ----------------
                Net income / (loss)               $5,135                  $(137,112)            $ 9,628          $(162,010)
                                             ==============             ============        =============   ================

Earnings per share:
  Basic                                           $  .06                  $   (1.40)            $   .11          $   (1.65)
                                             ==============             ============        =============   ================
  Diluted                                         $  .05                  $   (1.40)            $   .10          $   (1.65)
                                             ==============             ============        =============   =================

Weighted average common shares
  outstanding:
  Basic                                           91,438                     98,158              90,687             98,033
  Diluted                                         96,508                     98,158              97,585             98,033



  The accompanying notes are an integral part of these consolidated financial statements.

                        RAZORFISH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                               Six Months Ended June 30,
                                                                                                  2000           2001
                                                                                                 --------      ---------
                                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)  .........................................................................    $  9,628      $(162,010)
 Adjustments to reconcile net income to net cash used in by operating activities--
  Allowance for doubtful accounts  ..........................................................         280            764
  Depreciation and amortization  ............................................................       7,711          4,323
  Minority interest  ........................................................................       1,431           (294)
  Non-cash compensation expense..............................................................          --            260
  Tax benefit due to stock option exercise  .................................................       4,915             --
  Increase in deferred tax assets  ..........................................................         926             --
  Impairment Loss............................................................................          --         60,116
  Non-cash restructuring costs...............................................................          --         57,457
  Changes in operating assets and liabilities, net of acquisitions:
     Accounts receivable  ...................................................................     (16,448)        14,586
     Unbilled revenues  .....................................................................      (5,944)         2,766
     Prepaid expenses and other current assets  .............................................      (5,370)        (1,009)
     Due from affiliate  ....................................................................        (159)            --
     Other assets  ..........................................................................       2,715             58
     Accounts payable and accrued expenses  .................................................        (175)        (6,617)
     Deferred revenues  .....................................................................       1,223             55
     Deferred tax liabilities  ..............................................................       2,037             --
     Increase in other liabilities...........................................................                        329
     Income taxes payable  ..................................................................      (8,745)        (1,815)
     Deferred rent  .........................................................................        (363)            --
     Due to related party  ..................................................................         (97)            --
                                                                                                 --------      ---------
      Net cash used in operating activities  ................................................      (6,485)       (31,031)
                                                                                                 --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures  ......................................................................      (7,458)        (2,575)
 Earn out payments associated with acquisitions  ............................................      (1,000)            --
                                                                                                 --------      ---------
   Net cash used in investing activities  ...................................................      (8,458)        (2,575)
                                                                                                 --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Deferred registration costs  ...............................................................         (76)            --
 Payments under capital lease obligation  ...................................................        (181)            --
 Repayment of stockholder's loan  ...........................................................          --            681
    Payments of long term obligations   .....................................................                       (726)
    Proceeds from exercise of stock options   ...............................................       5,421            410
                                                                                                 --------      ---------
   Net cash provided by financing activities  ...............................................       5,164            365
                                                                                                 --------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS  ...............................         591         (3,117)
                                                                                                 --------      ---------
   Net  decrease in cash and cash equivalents  ..............................................      (9,188)       (36,358)
                                                                                                 --------      ---------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  .............................................      98,798         51,483
                                                                                                 --------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD  ...................................................    $ 89,610      $  15,125
                                                                                                 ========      =========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
 Fair market value of common stock issued for earn out payments associated with
  acquisitions ..............................................................................    $ 75,684           $144

 Fair market value of common stock issued for acquisitions  .................................    $ 21,907             --






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

                        RAZORFISH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



                                     PART I


1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

  Razorfish's services employ digital technology to address a wide range of its clients needs, from business and brand strategy to system integrations. From its founding in 1995 to the present, Razorfish has provided its clients with services designed to enhance communications and commerce with their customers, suppliers, employees and other parties through the use of digital technology. Razorfish currently has offices in seven countries and the cities of Amsterdam, Boston, Frankfurt, Hamburg, Los Angeles, London, Munich, New York City, Oslo, San Francisco, San Jose, Stockholm, and Tokyo.


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


  The results of operations presented for the three months and six months ended June 30, 2000 and 2001 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

2.  SEGMENT REPORTING

  The Company is a provider of global digital solutions. The Company evaluated its business activities that are regularly reviewed by executive management and Board of Directors for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one operating segment.

3.  IMPAIRMENT LOSS

  During the second quarter of 2001, the Company conducted a strategic review of certain assets because its revenue declined significantly during this period. The strategic review triggered an impairment of long-lived assets of $60.1 million comprised of intangible assets of $57.1 million and investments of $3.0 million. The Company calculated the present value of expected cash flows of certain business units to determine the fair value of those assets. Accordingly, in the second quarter of 2001, the Company recorded a non-cash impairment loss and wrote down intangible assets from the following acquisitions; Plastic ($22.7 million), Qb International ($18.2 million), Medialab ($8.7 million), Limage ($4.5 million) and other acquisitions ($3.0 million).

4.  RESTRUCTURING COSTS

  During the second quarter 2001, the Company recorded restructuring costs of approximately $70.0 million consisting of $14.6 million for workforce reductions, $34.1 million for consolidation of facilities and $21.3 for other depreciable assets. The Company took significant actions to reduce its operating cost structure and to better align that cost structure with the expected demand for its services. The restructuring plan resulted in the termination of approximately 600 personnel and the elimination of the Helsinki, Finland and Milan, Italy offices. The estimated costs for consolidation of facilities is comprised of contractual rental commitments under real estate leases and equipment leases for unutilized office space and equipment offset by estimated future sub-lease income. Included within the workforce portion of restructuring costs is a charge of $3.9 million related to the write-off of the loan to affiliate. This loan was personally guaranteed by the company's two founders and as a part of their separation agreements, dated May 3, 2001, the personal guarantee was released as a part of the consideration for the waiver of certain termination benefits under each founder's employment contract.

Restructuring costs as of June 30, 2001 were as follows (in millions):

                                                                                              Balance at
                                               Expense          Non-cash         Cash           6/30/01
                                            ---------------  ---------------  ----------      ---------
Workforce                                       $14.6            $ 4.7          $ 9.5         $    0.4
Facilities                                       34.1              8.4            3.0             22.7
Depreciable assets                               21.3             21.3              -              0.0
                                                -----            -----          -----         --------
     Total                                      $70.0            $34.4          $12.5         $   23.1
                                                =====            =====          =====

Current portion (included in
    accrued expenses)                                                                              6.7
                                                                                              --------
Long-term portion (included in
    long-term obligations)                                                                    $   16.4
                                                                                              ========




5.  EARNINGS PER SHARE

  The following table reconciles the denominator of the diluted earnings per share computation as shown on the Consolidated Statements of Operations.



                                                   Three Months Ended       Six Months Ended
                                                        June 30,                June 30,
  Diluted EPS Computation                              2000        2001        2000        2001
                                                     ------      ------      ------      ------
                                                      (unaudited)             (unaudited)
        Basic common shares outstanding  .......     91,483      98,158      90,687      98,033
        Effect of common stock options  ........      5,025           -       6,898           -
                                                     ------      ------      ------      ------
           Diluted common and common equivalent
           shares  .............................     96,508      98,158      97,585      98,033
                                                     ------      ------      ------      ------

1,082,810 and 1,426,086 options were in the money and exercisable, for the three month period ended June 30, 2001 and the six month period ended June 30, 2001, respectively, but their effect would have been anti-dilutive and as such, they have been excluded from the calculation of earnings per share.

6.    COMPREHENSIVE INCOME

  The components of comprehensive income are as follows:


                                                    Three Months Ended June 30,       Six Months Ended June 30,
                                                 -------------------------------  -------------------------------
                                                       2000            2001             2000            2001
                                                      -----        --------           ------        --------
Net income (loss)................................    $5,135        $(137,112)        $ 9,628       $(162,010)
Foreign currency translation adjustment .........       449             (122)            591          (3,117)
                                                      -----         --------          ------        --------
    Comprehensive income (loss) .................    $5,584        $(137,234)        $10,219       $(165,127)
                                                      -----         --------          ------        --------

7.    LEGAL PROCEEDINGS

  On June 15, 2001, Razorfish and certain of its present and former officers and directors were named as defendants in a series of purported class actions filed in the United States District Court for the Southern District of New York asserting that the underwriters of Razorfish's initial public offering engaged in allegedly improper compensation arrangements that were not disclosed in the offering's prospectus. Similar actions have been filed against more than fifty other issuers and their underwriters. We intend to defend these cases vigorously, but can not predict the outcome.

On May 21, 2001, the United States District Court for the Southern District of New York informed the parties that it intends to dismiss the consolidated securities class action initially filed on December 13, 2000 against Razorfish and certain of Razorfish's current and former officers and directors. The lawsuit alleged violations of securities laws based on alleged false statements made in Razorfish's public disclosures concerning the integration if I-Cube, a company acquired by Razorfish in 1999. The Court informed the parties of its decision by telephone and indicated that its opinion would be issued at a later date. Plaintiffs may seek reconsideration of or appeal the decision after the opinion is issued.

  On March 21, 2001, Razorfish filed a complaint against EuroTel in the city court of Prague in the Czech Republic. In the action, Razorfish asserts that EuroTel failed to pay invoices in the aggregate amount of $2.0 million and seeks to recover all monies due, including expenses in the additional amount of approximately $1.1 million, together with interest and attorney's fees. Razorfish provided consulting services to EuroTel on the creation of a WEB and WAP portal. On May 22, 2001, Eurotel commenced a breach of contract action against Razorfish Oy in the Helsinki District Court. In this action, Eurotel claims that Razorfish allegedly breached the standard service agreement and therefore it is not obligated to pay the above fees and expenses and that Razorfish is obligated to refund to Eurotel all fees and expenses paid by Eurotel in the aggregate amount of approximately $2.5 million and pay compensatory damages due to the alleged breach of approximately $1.7 million. We intend to defend these cases vigorously, but can not predict the outcome.

  On March 17, 2001, a former consultant to Avalanche Solutions, Inc., a majority-owned subsidiary of Razorfish, commenced legal action against Razorfish in the Southern District of New York and other defendants alleging fraud, violation of New York General Business Law Sections 339-a and 532-c, and violation of Rule 10b-5 promulgated under the Securities Exchange Act of 1934. On August 6, 2001 the Court granted summary judgment for Razorfish and the other defendants. Razorfish cannot assure you that the Court's opinion will not be appealed.

  On March 8, 2001, Shearwater Partners, LLC ("Shearwater") filed a complaint against Razorfish in the United States District Court for the Northern District of California alleging that Razorfish breached the terms of a lease for a space in San Francisco, California. Shearwater claims that Razorfish did not meet certain construction deadlines and attempts to terminate the lease, accelerate the lease terms and sue Razorfish for damages prior to the rent commencement date. On April 24, 2001, Razorfish filed an answer to the complaint, denying its material allegations. Razorfish simultaneously filed a counterclaim against Shearwater for breach of lease, breach of implied covenant of good faith and fair dealing, and declaratory judgment. At present, Razorfish is not in a position to predict the outcome of this action. Razorfish intends to defend its interests in the action vigorously.

  On February 13, 2001, a shareholders' derivative action was filed in Delaware Chancery Court by Robert C. Nichols on behalf of Razorfish against the members of Razorfish's Board of Directors, alleging breach of the Directors' fiduciary duties of care and loyalty to Razorfish due to the alleged violations of securities laws based on the alleged failure to properly manage Razorfish including the failure to prevent the alleged false statements made in Razorfish's public disclosures concerning the integration of i-Cube. This action is currently stayed by mutual agreement of the parties pending the outcome of the class action filed in the Southern District of New York. Our defense of the claims could result in significant expenses and diversion of management's attention and other resources. We cannot assure you that this matter will be resolved in our favor and that the results of this litigation will not significantly harm our business.


8.  RECENT ACCOUNTING PRONOUNCEMENTS


  In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 will have on its results of operations and financial position.

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

 .    our plans to expand the recognition of our brand name;

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

 . the risk that we will be unable to manage effectively the restructuring plans that we announced in 2000 and 2001;

 . the risk that we will not have sufficient capital to maintain and/or expand our operations;

 . the risk that we will not be able to keep pace with the changing communications technologies;

 . the risk that our business employees may be underutilized if clients do not retain our service;

 . the risk that we will not be able to maintain our reputation and expand our name recognition;

 . the risk that we will not be able to identify and acquire companies that complement or enhance our business; and

 . any inability to address or resolve financial, operational and managerial challenges arising from our acquisitions or that we otherwise contract.

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


Overview

  Razorfish's services employ digital technology to address a wide range of its clients needs, from business and brand strategy to system integrations. From its founding in 1995 to the present, Razorfish has provided its clients with services designed to enhance communications and commerce with their customers, suppliers, employees and other parties through the use of digital technology. Razorfish currently has offices in seven countries and the cities of Amsterdam, Boston, Frankfurt, Hamburg, Los Angeles, London, Munich, New York City, Oslo, San Francisco, San Jose, Stockholm, and Tokyo.

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

  Razorfish's projects vary in size and scope; therefore, a client that accounts for a significant portion of Razorfish's revenues in one period may not generate a similar amount of revenue in subsequent periods. No client accounted for more than 10.0% of Razorfish's revenues in the periods ended June 30, 2000 or June 30, 2001.

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

  Quarter-to-quarter fluctuations in margins

  The Company's operating results and quarter-to-quarter margins may fluctuate in the future as a result of many factors, some of which are beyond the Company's control. Historically, the Company's quarterly margins have been impacted by:

 .   continued deterioration in the demand for business and technology services;

 .   general economic conditions;

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

Results of operations

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000 Revenues

  The Company's revenues decreased $47.9 million, or 62.5%, to $28.7 million for the three months ended June 30, 2001 from $76.6 million for the comparable period in 2000. This decrease in revenue is primarily due to significant reduction in demand for services experienced by consultants which provide similar services to Razorfish. We expect this market to remain volatile and can give no assurance that the decline in our revenues will not continue in future periods.

Project personnel costs

  The Company's project personnel costs decreased $17.8 million, or 49.0%, to $18.6 million for the three months ended June 30, 2001 from $36.4 million for the comparable period in 2000. The decrease is due to a reduction in workforce from an average headcount of 1,234 billable employees at March 31, 2001 to an average headcount of 761 billable employees at June 30, 2001 as a part of Razorfish's restructuring plan which was implemented due to reduced revenue levels.

Sales and marketing

  The Company's sales and marketing costs decreased $ 3.1 million, or 63.3%, to $1.8 million for the three months ended June 30, 2001 from $4.9 million for the comparable period in 2000. The decrease in sales and marketing costs is due to the reduction in the sales and marketing workforce as part of Razorfish's restructuring plan, as well as a reduction in promotional activities.

General and administrative

  The Company's general and administrative expenses decreased $9.6 million, or 39.3% , to $14.8 million for the three months ended June 30, 2001 from $24.4 million for the comparable period in 2000. The decrease in general and administrative expenses was a result of a reduction in the non-billable workforce as well as a decrease in the operational expenses related to an overall workforce reduction including, rent expense, equipment rental, and depreciation related to the Company's restructuring plan.

Restructuring charge

     During the second quarter 2001, the Company recorded restructuring costs of approximately $70.0 million consisting of $14.6 million for workforce reductions, $34.1 million for consolidation of facilities and $21.3 for other depreciable assets. The Company took significant actions to reduce its operating cost structure and to better align that cost structure with the expected demand for its services. The restructuring plan resulted in the termination of approximately 600 personnel and the elimination of the Helsinki, Finland and Milan, Italy offices. The estimated costs for consolidation of facilities is comprised of contractual rental commitments under real estate leases and equipment leases for unutilized office space and equipment offset by estimated future sub-lease income. Included within the workforce portion of restructuring costs is a charge of $3.9 million related to the write-off of the loan to affiliate. This loan was personally guaranteed by the company's two founders and as a part of their separation agreements, dated May 3, 2001, the personal guarantee was released as a part of the consideration for the waiver of certain termination benefits under each founder's employment contract.


Impairment loss

During the second quarter of 2001, the Company conducted a strategic review of certain assets because its revenue declined significantly during this period. The strategic review triggered an impairment of long-lived assets of $60.1 million comprised of intangible assets of $57.1 million and investments of $3.0 million. The Company calculated the present value of expected cash flows of certain business units to determine the fair value of those assets. Accordingly, in the second quarter of 2001, the Company recorded a non-cash impairment loss and wrote down intangible assets from the following acquisitions;

Plastic ($22.7 million), Qb International ($18.2 million), Medialab ($8.7 million), Limage ($4.5 million) and other acquisitions ($3.0 million).

Amortization of intangibles

  Amortization of intangibles for the Company was $0.8 million for the three months ended June 30, 2001 compared to $2.1 million for the comparable period in 2000. This decrease was due to the reduction of intangibles resulting from an impairment charge associated with acquisitions in prior periods, which was recorded in the fourth quarter of 2000 and the second quarter of 2001.

Income Taxes

  The effective income tax rate was 0% and 49% for the three months ended June 30, 2001 and 2000, respectively. The differences in the effective tax rate for the periods was due to the net loss Razorfish incurred in the second quarter of 2001 as compared to net income in for the comparable period in 2000. Due to the net loss in 2001, Razorfish has not booked a tax provision and has booked a valuation allowance for tax benefits generated this period.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Revenues

The Company's revenues decreased $69.4 million, or 49.3%, to $71.3 million for the six months ended June 30, 2001 from $140.7 million for the comparable period in 2000. This decrease in revenue is primarily due to the significant reduction in demand for services experienced by consultants who provide similar services to Razorfish. We expect this market to remain volatile and can give no assurance that the decline in our revenues will not continue in future periods.

Project personnel costs

The Company's project personnel costs decreased $18.8 million, or 28.4%, to $47.4 million for the six months ended June 30, 2001 from $66.2 million for the comparable period in 2000. The decrease is due to a reduction in workforce from an average headcount of 1,552 billable employees at January, 2001 to an average headcount of 1,027 employees at June 30, 2001 as part of Razorfish's ongoing restructuring plan which was implemented due to reduced revenue levels.

Sales and Marketing

The Company's sales and marketing costs decreased by $2.6 million, or 28.9%, to $6.4 million for the six months ended June 30, 2001 from $9.0 million for the comparable period in 2000. The decrease is due to the reduction in the sales and marketing workforce as part of Razorfish's ongoing restructuring plan, as well as a reduction in promotional activities.

General and administrative

  The company's general and administrative expense decreased $9.4 million, or 21.0%, to $35.3 million for the six months ended June 30, 2001 from $44.7 million for the comparable period in 2000. The decrease in the general and administrative expense was a results of a reduction in the non-billable workforce as well as a decrease in the operational expenses related to an overall workforce reduction such as, rent expense, equipment rental, and depreciation related to the Company's restructuring plan.

Restructuring charge

During the first half of 2001, the Company recorded restructuring costs of approximately $82.8 million consisting of $25.2 million for workforce reductions, $36.3 million for consolidation of facilities and $21.3 for other depreciable assets. The Company took significant actions to reduce its operating cost structure and to better align that cost structure with the expected demand for its services. The restructuring plan resulted in the termination of approximately 600 personnel and the elimination of the Helsinki,

Finland and Milan, Italy offices. The estimated costs for consolidation of facilities is comprised of contractual rental commitments under real estate leases and equipment leases for unutilized office space and equipment offset by estimated future sub-lease income. Included within the workforce portion of restructuring costs is a charge of $3.9 million related to the write-off of the loan to affiliate. This loan was personally guaranteed by the company's two founders and as a part of their separation agreements, dated May 3, 2001, the personal guarantee was released as a part of the consideration for the waiver of certain termination benefits under each founder's employment contract.

Impairment loss

  During the second quarter of 2001, the Company conducted a strategic review of certain assets because its revenue declined significantly during this period. The strategic review triggered an impairment of long-lived assets of $60.1 million comprised of intangible assets of $57.1 million and investments of $3.0 million. The Company calculated the present value of expected cash flows of certain business units to determine the fair value of those assets. Accordingly, in the second quarter of 2001, the Company recorded a non-cash impairment loss and wrote down intangible assets from the following acquisitions; Plastic ($22.7 million), Qb International ($18.2 million), Medialab ($8.7 million), Limage ($4.5 million) and other acquisitions ($3.0 million).

Amortization of intangibles

  Amortization of intangibles for the Company was $1.7 million for the six months ended June 30, 2001 compared to $4.1 million for the comparable period in 2000. This decrease was due to the reduction of intangibles resulting from an impairment charge associated with acquisitions in prior periods, which was recorded in the fourth quarter of 2000, and second quarter of 2001.

Income Taxes

The effective income tax rate was 0% and 49% for the six months ended June 30, 2001 and 2000, respectively. The differences in the effective tax rate for the periods was due to the net loss Razorfish incurred in the first half of 2001 as compared to net income in for the comparable period in 2000. Due to the net loss in 2001, Razorfish has not booked a tax provision and has booked a valuation allowance for tax benefits generated this period.

Liquidity and Capital Resources

  The Company's net cash used in operating activities was $31.0 million for the six months ended June 30, 2001 compared to net cash used in operating activities of $6.5 million for the six months ended June 30, 2000. Net cash used in operating activities during the period ended June 30, 2001 was mainly due to a net loss of $162.0 million which includes a $60.1 million and a $57.5 non-cash impairment charge and non-cash restructuring charge, respectively. This was partially offset by a decrease in accounts receivable and unbilled revenue of $14.6 million and $2.8 million, respectively, depreciation and amortization of $4.3 million, as well as an increase in accounts payable and prepaid expense of $9.6 million. The Company's net cash used in operating activities was $6.5 million for the six months ended June 30, 2000. Net cash used in operating activities during the period ended June 30, 2000 was mainly due to an increase in unbilled revenues of $5.9 million, an increase in accounts receivable of $16.4 million, and an increase in prepaid and other current assets of $5.4 million. These amounts were partially offset by depreciation and amortization of $7.7 million, tax benefit due to stock option exercises of $4.9 million, and an increase in deferred revenues of $1.2 million.

  The Company's net cash used in investing activities was $2.6 million for the six months ended June 30, 2001 compared to $8.5 million for the six months ended June 30, 2000. Net cash used in investing activities for the period ended June 30, 2001 was due to capital expenditures of $2.6 million. Net cash used from investing activities during the period ended June 30, 2000 was mainly due to capital expenditures of $7.5 million, and cash paid to extinguish earn out agreements of $1.0 million.

  The Company's net cash provided by financing activities was $0.4 million for the six months ended June 30, 2001 compared to $5.2 million for the six months ended June 30, 2000. Net cash provided for the period ended June 30, 2001 was mainly due to proceeds received from the repayment of a loan from a shareholder of $.7 million, which was partially offset by proceeds paid to long term obligations of $.7 million. Net cash provided for the period ended June 30, 2000 was mainly due to proceeds received from the exercise of stock options of $5.4 million.

  Management is actively decreasing operating losses in order to achieve profitability and seeking additional sources of financing and believes that such profitability and additional financing will generate sufficient cash flow to fund the Company's operations through fiscal year 2001. Management's plan to increase the Company's cash flows from operations relies on some stability in revenue generated from its customers and decreases in operating expenses. However, there are no assurances that such stability or decreases will be achieved. In such event, the Company could reduce the operating costs further by reducing headcount or closing additional offices and scale back current operations until such financing becomes available on terms acceptable to the Company and could potentially result in a modification to the auditor's report on the Company's December 31, 2001 financial statements.

Capital expenditures, earn-out payments and rent expenses

  Razorfish's capital expenditures for the period ended June 30, 2001 were $2.6 million compared to $7.5 million for the comparable period in 2000. The decrease in capital expenditures during 2001 was due primarily a reduction of capital spending in an effort to control costs. Razorfish does not have any material commitments for capital expenditures for the foreseeable future

Currency fluctuation and the euro conversion

  Several countries of the European Union have agreed to adopt the euro as their common legal currency. On January 1, 1999, these members began the process of converting their native currencies to the euro, and on that date the euro commenced trading on currency exchanges and became available for non-cash transactions. For the period from January 1, 1999 to January 1, 2002, both the euro and the native currencies will be legal tender in the participating member states. During this period, the conversion rates for currencies will be determined by a formula that has been established by the European Commission.
On January 1, 2002, new euro-denominated bills and coins will be fully deployed and all native bills and coins will be withdrawn by July 1, 2002.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

  On June 15, 2001, Razorfish and certain of its present and former officers and directors were named as defendants in a series of purported class actions filed in the United States District Court for the Southern District of New York asserting that the underwriters of Razorfish's initial public offering engaged in allegedly improper compensation arrangements that were not disclosed in the offering's prospectus. Similar actions have been filed against more than fifty other issuers and their underwriters. We intend to defend these cases vigorously, but can not predict the outcome.

On May 21, 2000, the United States district Court for the Southern District of New York informed the parties that it intends to dismiss the consolidated securities class action initially filed on December 13, 2000 against Razorfish and certain of Razorfish's current and former officers and director's. The lawsuit alleged violations of securities laws based alleged false statements made in Razorfish's public disclosures concerning the integration if I-Cube, a company acquired by Razorfish in 1999. The Court informed the parties of its decision by telephone and indicated that its opinion would be issued at a later date. Plaintiffs may seek reconsideration of appeal of the decision after the opinion is issued.

  On March 21, 2001, Razorfish filed a complaint against EuroTel in the city court of Prague in the Czech Republic. In the action, Razorfish asserts that EuroTel failed to pay invoices in the aggregate amount of $2.0 million and seeks to recover all monies due, including expenses in the additional amount of approximately $1.1 million, together with interest and attorney's fees. Razorfish provided consulting services to EuroTel on the creation of a WEB and WAP portal. On May 22, 2001, Eurotel commenced a breach of contract action against Razorfish Oy in the Helsinki District Court. In this action, Eurotel claims that Razorfish allegedly breached the standard service agreement and therefore it is not obligated to pay the above fees and expenses and that Razorfish is obligated to refund to Eurotel all fees and expenses paid by Eurotel in the aggregate amount of approximately $2.5 million and pay compensatory damages due to the alleged breach of approximately $1.7 million. We intend to defend these cases vigorously, but can not predict the outcome.

  On March 17, 2000, a former consultant to Avalanche Solutions, Inc., a majority-owned subsidiary of Razorfish, commenced legal action against Razorfish in the Southern District of New York and other defendants alleging fraud, violation of New York General Business Law Sections 339-a and 532-c, and violation of Rule 10b-5 promulgated under the Securities Exchange Act of 1934. On August 6, 2001 the Court granted summary judgment for Razorfish and the other defendants. Razorfish cannot assure you that the Court's opinion will not be appealed.

  On March 8, 2001, Shearwater Partners, LLC ("Shearwater") filed a complaint against Razorfish in the United States District Court for the Northern District of California alleging that Razorfish breached the terms of a lease for a space in San Francisco, California. Shearwater claims that Razorfish did not meet certain construction deadlines and attempts to terminate the lease, accelerate the lease terms and sue Razorfish for damages prior to the rent commencement date. On April 24, 2001, Razorfish filed an answer to the complaint, denying its material allegations. Razorfish simultaneously filed a counterclaim against Shearwater for breach of lease, breach of implied covenant of good faith and fair dealing, and declaratory judgment. At present, Razorfish is not in a position to predict the outcome of this action. Razorfish intends to defend its interests in the action vigorously.

    On February 13, 2001, a shareholders' derivative action was filed in Delaware Chancery Court by Robert C. Nichols on behalf of Razorfish against the members of Razorfish's Board of Directors, alleging breach of the Directors' fiduciary duties of care and loyalty to Razorfish due to the alleged violations of securities laws based on the alleged failure to properly manage Razorfish including the failure to prevent the alleged false statements made in Razorfish's public disclosures concerning the integration of i-Cube. This action is currently stayed by mutual agreement of the parties pending the outcome of the class action filed in the Southern District of New York. Our defense of the claims could result in significant expenses and diversion of management's attention and other resources. We cannot assure you that this matter will be resolved in our favor and that the results of this litigation will not significantly harm our business.

Item 5.  Other Events.

Risk Factors

Our market and the demand for business and technology consulting services are deteriorating rapidly. This has detrimentally affected our financial results, and may continue to do so.

  The market for our consulting services and global digital solutions has been changing rapidly over the last three years, and we expect this level of change to continue. The market for digital solutions and consulting skills expanded rapidly during 1999 and 2000, but has both shifted and declined significantly since the third quarter of 2000. These market changes have affected our financial results. Our revenues for the three months ended June 30, 2001 decreased by 33% from our revenues for the three months ended March 31, 2001 and our revenues for the three months ended March 31, 2001 decreased by 15% from our revenues for the three months ended December 31, 2000. We expect this market to remain volatile and we can give no assurances that the decline in revenue and net losses will not continue in future periods. If we cannot make changes in our business model to respond to changes in our marketplace, our business, financial condition and results of operations will suffer. Our success will depend, in part, on our ability to develop service offerings that keep pace with rapid and continuing changes in technology, evolving industry needs and changing client preferences. Our success will also depend on our ability to develop and implement ideas that successfully apply existing and new technologies to deliver tangible value to our clients. We may not be successful in addressing these developments on a timely basis or in selling our services in the marketplace.

We may need additional capital that may not be available to us.

  We may need to raise additional funds through public or private debt or equity financings in order to fund our current operating losses while we attempt to balance the demand for our services with the cost of providing those services. If we return to profitability, we may need additional funds to take advantage of opportunities, including acquisitions of, or investments in, businesses or technologies, developing new services, or responding to competitive pressures. We cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. In such case, our financial condition, operating results and business may be materially and adversely affected.

  Our business is subject to economic conditions generally and technology spending by companies in particular. The continuation of the economic downturn in the United States and Europe could have an adverse impact on the demand for our services and, therefore, affect our continued viability.

  Our revenues and results of operations are subject to fluctuations based upon the general economic conditions in the United States and abroad. The recent economic downturn in the United States and abroad has caused our customers and potential customers to substantially reduce their budgets for, and delay implementation of, Internet-focused business solutions. A further deterioration in existing economic conditions could therefore materially and adversely affect our financial condition, operating results and business. Our operating results and financial condition may also be adversely affected by difficulties we may encounter in collecting our accounts receivable and maintaining our profit margins during an economic downturn. In addition, our ability to improve our operating results will be heavily dependent upon our clients' and potential clients' belief that we will remain in operation. Clients and potential clients have been reticent about giving long-term projects to companies such as us.

We have recently had significant changes in our executive management structure, and we cannot be certain that our new executive management will work together successfully.

  On May 2, 2001, our founders, Jeffrey Dachis and Craig Kanarick, who served as chief executive officer and chief strategic officer, respectively, resigned their positions. Mr. Dachis had served as chief executive officer since our inception. Mr. Dachis was replaced by Jean-Philippe Maheu, formerly our chief operating officer, who has been with us in various capacities since July 1997.We are not currently planning to replace Mr. Kanarick. Also, we have yet to hire a new chief operating officer, and do not have immediate plans to do so. As currently constructed, our management team has not worked together for a significant length of time and could materially harm our business, results of operations and financial condition.

We are involved in litigation, including class action lawsuits and a shareholder's derivative action, that has been costly and time-consuming.

  We are involved in a variety of lawsuits, including class action lawsuits and a shareholder's derivative action which are discussed below. In addition, various other lawsuits, claims and proceedings have may be asserted against us or by us, including, without limitation, those related to lease contracts, performance of services for customers and employment matters. Litigation is expensive and time consuming, regardless of the merits of the claim and regardless of the outcome. These cases have and could continue to divert management's attention from our business, and we cannot predict the outcome of any litigation. Some lawsuits, claims or proceedings may be disposed of unfavorably to us, and we may incur significant costs defending ourselves. As a result, we can not assure you that any or all of the litigation matters in which we are involved will not significantly harm our business or our financial situation.

  On June 15, 2001, Razorfish and certain of its present and former officers and directors were named as defendants in a series of purported class actions filed in the United States District Court for the Southern District of New York asserting that the underwriters of Razorfish's initial public offering engaged in allegedly improper compensation arrangements that were not disclosed in the offering's prospectus. We intend to defend these cases vigorously but cannot currently predict the outcome.

  On December 13, 2000, a class action lawsuit was filed against Razorfish and certain of its officers in the Southern District of New York. An additional 12identical actions have since been filed, and all suits have been consolidated in the Southern District. The suits allege violations of Sections 10(b) and20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on alleged false statements made in Razorfish public disclosures concerning the integration of i-Cube, a company acquired by Razorfish in 1999. On May 21,2001, the United States District Court for the Southern District of New York informed the parties that it intends to dismiss the consolidated securities class action. The Court informed the parties of its decision by telephone and indicated that its opinion would be issued at a later date. Plaintiffs may seek reconsideration of or appeal the decision after the opinion is issued.

  On February 13, 2001, a shareholders' derivative action was filed in Delaware Chancery Court by Robert C. Nichols on behalf of Razorfish against the members of Razorfish's Board of Directors, alleging breach of the Directors' fiduciary duties of care and loyalty to Razorfish due to the alleged violations of securities laws based on the alleged failure to properly manage Razorfish including the failure to prevent the alleged false statements made in Razorfish's public disclosures concerning the integration of i-Cube. This action is currently stayed by mutual agreement of the parties pending the outcome of the class action filed in the Southern District of New York described above.

Our revenues are difficult to predict because we derive them from fees generated on a project-by-project basis and we do not have a substantial number of long-term contracts with our clients.

  Because clients typically engage us on a project-by-project basis, we cannot be certain that these clients will engage us for future projects. It is difficult to predict whether our revenues will decrease in subsequent periods because a client elects not to retain us after the completion of a project or elects to retain us for a smaller project. While we do not currently have any clients that, individually, account for more than 10% of our revenues, it is possible that, in the future, we may depend on a small number of clients for a significant portion of our revenues and who retain our services on a project-by-project basis. In that event, our business may be adversely affected if such clients do not retain us upon completion of their projects for projects of a similar size and cost.

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

  Some of our engagements may be unprofitable and we may experience losses if our actual costs for fixed-price, fixed time engagements exceed the estimated costs. Historically, Razorfish has derived a portion of its revenues from fixed price, fixed-time contracts. For example, in the year 2000, we derived approximately 54% of our revenues from fixed price, fixed-time contracts. When working on that basis, we agree with the customer on a statement of work. We promise that we will deliver the specified work at a specified time at a fixed price. In making proposals for fixed-price, fixed-time contracts, we estimate the time and money required to complete the client engagement. These estimates reflect judgments about the complexity of the engagement and the efficiency o four methods, technologies and IT professionals when applied to the client engagement. Unexpected delays and costs may arise, often outside of our control. To remedy these delays, we may sometimes need to devote unanticipated additional resources to complete some of our client engagements. Devoting extra resources reduces the profitability of the contracts, and can even lead to losses. The losses or diminished profitability on fixed-fee, fixed-time contracts could materially harm our business, financial condition and results of operations.

Our billable employees may be underutilized if clients do not retain our services, which could reduce our revenues and margins and damage our goal to return to profitability.

  If clients who use our services fail to retain us for future projects or if clients or prospective clients delay planned projects, we may be unable to quickly reassign billable employees to other engagements so as to minimize under-utilization of these employees. This under-utilization could reduce our revenues and gross margins and hinder profitability.

Some of our clients may be unable to raise additional capital needed to retain our service or pay us for services performed.

  Some of our current and potential clients, particularly those clients funded primarily by venture capital, need to raise additional funds in order to continue their business and operations as planned. We cannot be certain that these companies will be able to obtain additional financing on favorable terms or at all. As a result of their inability to raise additional financing, some clients may be unable to pay us for services we have already provided them with or they may terminate our services earlier than planned, either of which could seriously harm our business, financial condition and operating results. In particular, some of our current and potential clients in this category have recently encountered great difficulty obtaining needed financing and we have written off substantial accounts receivable.

Our recent acquisitions and growth have created financial and other challenges, which, if not addressed or resolved, could harm our business.

  We have experienced financial, operational and managerial challenges in integrating recently acquired companies and managing the overall growth and, more recently, the rapid contraction of the business. Razorfish completed numerous acquisitions during 1998, 1999 and 2000. These challenges have strained our managerial and operational resources.

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

We may be unable to manage effectively the restructuring efforts we announced in 2000 and 2001, which could result in our being unable to control our costs and implement our business strategies effectively.

  Since December 31, 2000, Razorfish has engaged in a variety of restructuring efforts, including terminating approximately 1200 of its 1994 employees and closing operations in its Helsinki and Milan offices. If we find that our current restructuring efforts are insufficient to help us achieve profitability, we may implement additional restructuring efforts. Our restructuring efforts to date and any future restructuring efforts have placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of important employees. If we are unable to implement our restructuring effectively or if we experience difficulties in implementing the restructuring, our expenses could increase more quickly than our revenues or our revenues could decline as a result of our failure to service new client engagements adequately, either of which would seriously harm our business, financial condition, results of operation and cash flows.

We may have difficulty in managing our international operations, which could adversely affect our business and results of operations.

  In addition to our domestic operations, we have operations in eight international cities: London, England; Stockholm, Sweden; Oslo, Norway; Amsterdam, the Netherlands; Frankfurt, Hamburg and Munich, Germany; and Tokyo, Japan . Our management may have difficulty managing our international operations because of distance, as well as language and cultural differences. Approximately 42% of our revenues were derived from our international operations (as of the quarter ended June 30, 2001) and, therefore, we can not assure you that our business and financial condition will not be adversely affected if we have difficulty managing our international operations.

Generally, we face certain risks doing business abroad that we do not face domestically. As a result, risks from our international operations may negatively affect our business.

  Because we do business in other countries, we face risks that we would not face or that we would face to a lesser degree if we only did business domestically. Among the most significant risks that we face as a result of our international operations include:

 .  difficulties and costs of staffing foreign operations;

 . legal and regulatory requirements of different countries, such as differing tax or labor laws; and

 .  potential political and economic instability.

Seasonal reductions in business activity, particularly in parts of Europe, could adversely affect our financial results.

  In general, the laws of the European countries in which Razorfish operates mandate that all employees receive significantly more vacation days than in the United States. For example, in Sweden, each employee must receive a minimum of 25 days paid vacation per year. These vacations are typically taken in the third quarter, resulting in declining revenues during this period due to a reduction in both billable hours and client demand. This could have a material and adverse affect on our financial results.

We compete in a new and highly competitive market that has low barriers to entry. If competition increases, as we expect it to, our financial results maybe adversely affected.

  We compete in the information technology services market, which is relatively new and intensely competitive. We expect competition to intensify as the market evolves. We compete with:

 .  strategic consulting firms;

 .  Internet service firms;

 .  technology consulting firms and integrators; and

 . in-house information technology, marketing and design departments of our clients and potential clients.

  Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we have. In addition, our industry is experiencing rapid consolidation, which may better enable current and future competitors to devote greater resources to marketing campaigns, adopt more aggressive pricing models or devote substantially more resources to client and business development than we do.

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

If we do not maintain our reputation and expand our name recognition, we may not remain competitive.

  If our reputation is damaged or if we do not effectively communicate to potential clients what services we provide, we may become less competitive or lose our market share. Promotion and enhancement of our name will depend largely on our success in providing high quality services and end-to-end digital communications solutions, which we cannot ensure. If clients do not perceive our services to be effective or of high quality, our brand name and reputation could be materially and adversely affected.

  In addition, we license two trademarks and our design logo to Razorfish Studios, Inc., a company controlled by Communicade and Messrs. Dachis and Kanarick. Because we license the "Razorfish" trademarks and design logo to Razorfish Studios, content published or actions taken by Razorfish Studios could materially and adversely affect our name and reputation.

We may face intellectual property claims that may be costly to resolve and limit our future ability to use certain intellectual property.

  Although we believe that the solutions that we develop for our clients and our proprietary rights generally do not infringe the intellectual property rights of others, other parties may assert intellectual property infringement claims against us, and we cannot assure you that such claims will not be successful. If such claims materialize, even if not successful, we could incur substantial costs and our management resources could be diverted. If a claim relating to proprietary technology, content or information is asserted against us, we may need to obtain licenses to the disputed intellectual property. We cannot assure you that we will be able to obtain these licenses on commercially reasonable terms or that we will be able to obtain the licenses.

We must adapt to technical innovations in order to retain and attract clients.

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

The services we provide depend largely on the Internet. Therefore, if usage of the Internet fails to grow, our business may fail to grow as well.

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

U.S. and foreign government regulation of the Internet is still developing and may adversely impact our business.

  State, local and federal governments in the U.S. and local and national governments in the European Union and elsewhere have passed legislation relating to the Internet and electronic commerce, including laws and regulations relating to user privacy, taxes, pricing and copyrights. In many instances, because these laws are still being implemented, we are not certain how they will directly affect our business. The new legislation and regulations may indirectly affect us through their impact on our clients and potential clients and could affect the growth of the Internet as a medium for commerce and communications. In addition, U.S. and foreign governmental bodies are considering, and may consider in the future, other legislative proposals to regulate the Internet and electronic commerce. We cannot predict if or how any future legislation would impact our business, results of operations or financial condition.

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

  In addition, a significant amount of uncertainty exists as to the interpretation of certain Euro regulations and the effect that the Euro will have on the marketplace, including its impact on currency exchange rate risk, pricing, competition, contracts, information systems and taxation. During 2000,Razorfish derived approximately 10% of its revenue from customers in countries which have converted to the Euro. Razorfish has not yet determined the costs of addressing Euro-related issues, but does not expect such costs to be material. Because Razorfish's evaluation of the Euro-related issues is at an early stage, however, there can be no assurance that such issues and their related costs will not have a material adverse effect on Razorfish's business, financial condition and results of operations.

Our stock price is volatile which among other things, can adversely affect our ability to raise capital and undermine investor confidence.

  The trading price of our stock is volatile, and this volatility will likely continue in the future. Wide fluctuations in our trading price or volume can be caused by:

 .  quarterly variations in our operating results;

 . announcements by significant investors of their intention to sell our shares;

 . investor perception of our company and the information technology services market in general;

 .  announcements or implementation of technological innovations;

 . announcements or implementation by us or our competitors of new products or services;

 .  seasonal factors such as the impact of vacations, especially in Europe;

 . lay-offs of employees due to underutilization or resignations of key employees, officers or directors;

 .  financial estimates by securities analysts; and

 .  general economic and information technology services market conditions.

  Beginning in the second half of 2000, many technology companies in this sector started facing sudden and dramatic changes in the demand for their respective services. Razorfish believes that this change was and continues to be fueled by a slowing economy in both the United States and Europe. Razorfish believes that there will be demand for its services in the future but Razorfish will face the same uncertainties that are faced by its competitors. Currently Razorfish is facing an elongated sales cycle and can make no assumptions as to when such conditions will improve.

  In addition, the stock market in general, and the market for Internet-related stocks in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If investor interest in Internet stocks continues to decline, the price for our common stock could drop suddenly and significantly, even if our operating results improve from their current state. If the trading volume of our common stock experiences significant changes, the price of our common stock could also be adversely affected. Furthermore, declines in the trading or price of our common stock could materially and adversely affect employee morale and retention, our access to capital and other aspects of our business. In the past, securities class action litigation has been brought against a company following periods of volatility in the market price of its securities. Because of the volatility of our stock price, we may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert our management's attention and resources, which could adversely affect our financial condition and results of operations.

If our common stock is delisted from Nasdaq it could result in difficulties in disposing of shares of our common stock owned by investors.

  Our common stock is currently listed on the Nasdaq National Market. In order for our stock to continue to be listed on the Nasdaq National Market, we must maintain $4,000,000 in net tangible assets, a public float of 750,000 shares, a $5,000,000 market value of our public float, a minimum bid price of $1.00, 400 round lot holders and two market makers. We were advised by Nasdaq in a letter dated July 10, 2001 that, and that if our minimum bid price does not exceed $1.00 for ten consecutive trading days during the 90 day period after being so advised, our common stock may be delisted from the Nasdaq National Market. If we are delisted from the NASDAQ National Market, we may seek to transfer the listing of our common stock to the Nasdaq SmallCap Market, which requires that we maintain $2,000,000 in net tangible assets, $35,000,000 in market capitalization or $500,000 in net income in two of our last three fiscal years, a public float of 500,000 shares, a $1,000,000 public float, a $1.00 bid price, two market makers and 300 round lot holders. If we are unable to maintain our National Market listing or are unable to qualify to transfer our listing to Nasdaq's SmallCap market, our common stock would likely be traded on the OTC Bulletin Board, where you may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

Future sales of our common stock in the public market could adversely affect our stock price and our ability to raise funds in new equity offerings.

  No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability for future sale of shares of common stock or securities convertible into or exercisable for our common stock will have on the market price of common stock prevailing from time to time. Sale, or the availability for sale, of substantial amounts of common stock by us through means of this prospectus, by existing stockholders under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants or the conversion of any convertible preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities. We have over 25,800,000 shares issuable upon exercise of options (approximately 14,000,000 of which are currently exercisable).

  Our co-founders, Jeffrey Dachis and Craig Kanarick, resigned as Co-Chairmen of the Board on June 13, 2001. Each of them has already filed with the SEC a Form 144 indicating their respective intentions to sell all of their shares, and, as of the date of the filing of this Registration Statement, Mr. Dachis has sold all of his shares (approximately 4,735,592 shares) and Mr. Kanarick has sold almost all of his shares (approximately 4,478,800 shares). Such sales may have had and may in the future have a depressive effect on the market price of our Common Stock.

Our charter documents could make it more difficult for a third party to acquire us, which may not be desirable to certain shareholders.

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

Other events.

  On July 30, 2001, Razorfish closed its Milan, Italy office as part of its continued efforts to regain profitability and manage costs.

  On July 3, 2001, Razorfish closed its Helsinki, Finland office as a part of our continued efforts to regain profitability and manage costs. Its Finnish subsidiary, Razorfish Oy commenced a case pursuant to Section 1868 of the Finnish Bankruptcy Code in Helsinki District Court on July 3, 2001 and was declared bankrupt by such tribunal on July 4, 2001.

  In an effort to retain and effectively compensate its executive management and directors, on June 27, 2001, the Board of Directors approved a total of 850,000 option grants to its executive management and directors, effective as of June 5, 2001. These options have an exercise price of one cent ($0.01) and vest 50% on December 1, 2001 and 50% on June 1, 2002. In addition, Razorfish has recorded a non-cash compensation expense of approximately $60,000 in the second quarter and a total of $655,000 will be amortized over the vesting period.

  On June 15, 2001, Razorfish and certain of its present and former officer sand directors were named as defendants in a series of purported class actions filed in the United States District Court for the Southern District of New York asserting that the underwriters of Razorfish's initial public offering engaged n allegedly improper compensation arrangements that were not disclosed in the offering's prospectus. Similar actions have been filed against more than fifty other issuers and their underwriters. We intend to defend these cases vigorously, but can not predict the outcome.

  On June 13, 2001, Messrs. Jeffrey A. Dachis and Craig M. Kanarick, co-founders of Razorfish, resigned their positions as Co-Chairmen of the Board.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

 Exhibit No.                                 Description
-------------  ----------------------------------------------------------------
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

   4.6 Registration Rights Agreement, dated March 30, 1999, between Razorfish and Communicade Inc.(1)

 Exhibit No.                                 Description
-------------  ----------------------------------------------------------------
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

  10.4 Non-competitive Agreement, dated September 18, 1996, between Razorfish and Jeffrey A. Dachis.(1)

  10.5 Employment Agreement, dated September 18, 1996, between Razorfish and Craig M. Kanarick.(1)

  10.6 Non-competitive Agreement, dated September 18, 1996, between Razorfish and Craig M. Kanarick.(1)

  10.7 Employment Agreement, dated June 19, 1997, between Razorfish and Jean-Philippe Maheu.(1)

  10.8 Employment Agreement, dated September 1, 2000 between Razorfish and Michael Simon.(5)

  10.9 Employment Agreement, dated September 1, 2000 between Razorfish and Sue Murphree.(5)

  10.10 Employment Agreement, dated as of October 1, 1998, between Razorfish and Jonas Svensson.(1)

  10.11 Employment Agreement, dated as of August 1, 2000, between Razorfish and John Roberts.(5)

  10.12 Employment Agreement, dated as of July 1, 2000 between Razorfish and Jean-Philippe Maheu.(5)

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

  10.20 Supplement No. 1, dated April 30, 1998, to Trygg-Hansa Lease and the English translation thereof.(1)

  10.21 Supplement No. 2, dated August 18, 1998, to Trygg-Hansa Lease and the English translation thereof.(1)

 Exhibit No.                                 Description
-------------  ----------------------------------------------------------------
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

  10.32 Stock Purchase Agreement, dated October 23, 1998, between Communicade and Spray Ventures AB.(1)

  10.33 Amendment to Stock Purchase Agreement, dated December 10, 1998, between Communicade and Spray Ventures AB.(1)

  10.34 Employment Agreement, dated April 15, 2000, between Razorfish and Jeffrey A. Dachis.(4)

  10.35        Forms of Voting Agreements.(2)

  10.36 Letter Agreement, dated August 8, 1995 between i-Cube and Silicon Valley Bank.(2)

  10.37 Promissory Note, dated August 8, 1995 between i-Cube and Silicon Valley Bank.(2)

  10.38 Commercial Security Agreement, dated August 8, 1995 between i-Cube and Silicon Valley Bank.(2)

  10.39 Negative Pledge Agreement, dated August 8, 1995 between i-Cube and Silicon Valley Bank.(2)

  10.40 Letter Agreement, dated October 7, 1996 between i-Cube and Silicon Valley Bank.(2)

  10.41 Promissory Note, dated July 31, 1997 between i-Cube and Silicon Valley Bank.(2)

  10.42 Loan Modification Agreements between Registrant and Silicon Valley Bank, dated August 6, 1996, August 7, 1996 and August 28, 1997, respectively.(2)

 Exhibit No.                                 Description
-------------  ----------------------------------------------------------------
  10.43 Lease Agreement, dated November 20, 1996 between i-Cube, RR&C Development Company and Patrician Associates, Inc.(2)

  10.44 Lease Agreement, dated as of July 14, 1995 between i-Cube and Riverfront Office Park Joint Venture.(2)

  10.45 Amendment No. 1 to Lease Agreement, dated as of July 14, 1995 between i-Cube and Riverfront Office Park Joint Venture.(2)

  10.46 Sublease, dated as of June 19, 1995 between i-Cube and MathSoft, Inc.(2)

  10.47 Employment Agreement, dated as of July 18, 2000 between Razorfish and Craig Kanarick.(5)

  10.48 Separation Agreement, dated as of February 8, 2001 between Razorfish and Sue Murphree.(5)

  10.49 Amendment to employment agreement, dated September 1, 2000 between Razorfish and Michael Simon.(5)

  10.50 English Translation of Lease Agreements, dated April 4, 2000, between Primavera S.a.s. and Razorfish S.r.l. (as assigned from Razorfish Ltd.).(6)

  10.51 Lease Agreement, dated October 30, 2000, between Shearwater Partners, LLC and Razorfish, Inc.(6)

  10.52 Lease Agreement, dated August 3, 2000, by and between Wittayu Realty Ltd., Razorfish Ltd. and Razorfish, Inc.(6)

  10.53        Separation Agreement between Razorfish, Inc. and Jeffrey A.
               Dachis, dated May 2, 2001. (7)

  10.54        Separation Agreement between Razorfish, Inc. and Craig M.
               Kanarick, dated May 2, 2001.(7)

  18.1         Letter re: Change in Certifying Accountant.(3)

  21.1         Subsidiaries of Razorfish.(6)

  99.1         Press release dated May 3, 2001.(7)


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

(7) Filed as an exhibit to Razorfish's Report on Form 10-K that was filed with the Securities and Exchange Commission on May 14th, 2001 and included herein by reference.

(b)  Reports on Form 8-K.
       None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on August 14, 2001.

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