Form 10-K/A
period 2000-12-31
RAZORFISH INC
filed 2001-10-31
CIK 1075088

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               -----------------

                                  FORM 10-K/A


                               -----------------
                                Amendment No. 3

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                  (Mark one)

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF l934

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of the Class A Common Stock, par value $0.01 (the "Common Stock") on March 28, 2001 of $.484, as reported on the NASDAQ National Market was approximately $34,306,140. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

   As of March 28, 2001, the registrant had outstanding 98,387,259 shares of Common Stock.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

   Although we have historically experienced growth in our revenues, we have recently experienced a decline in revenues quarter to quarter. We can give no assurance that the decline in revenues and net losses will not continue in future periods. We believe that these developments can be attributed to several factors:

 . A broad-based general economic slowdown in which clients have decreased technology budgets and a lack of urgency in approaching large-scale projects. This has led to longer selling cycles, resulting in a significant slowing of our revenue stream.

 . A slowdown in the market for internet-driven solutions, in which many smaller firms in the dot.com space have vanished altogether.

 . A considerable decrease in the value of many publicly-held companies that provide digitally-based consulting services, that has led to a loss in reputation by association.

 . Increased competitive pressure from traditional management and strategic consulting firms as well as smaller newcomers.

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

Clients


   Razorfish currently targets companies in industries that can use digital technologies to increase sales, improve communications and create business identities. These industries include financial services, media and entertainment, information and telecommunications, manufacturing, and healthcare. Some of our key clients in fiscal year 2000 include Ford Motor Company, Charles Schwab, Cisco, Fidelity, Sharp, SAP and the U.S. Navy.


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

Competition

   The Internet services market has experienced dramatic growth and is relatively new and highly competitive. Razorfish's competitors include:

 . Strategy consulting firms, including Bain & Company, Boston Consulting
   Group, Inc., McKinsey & Company, Accenture and Cap Gemini;

 . Internet service firms, including Scient Corporation, Viant Corporation,
   Proxicom Inc., Lante Corporation, and Sapient Corporation

 . Technology consulting firms and integrators, including the major accounting firms, Diamond Technology Partners, Inc., Accenture, EDS and IBM; and

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

   See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" for a more complete description of our sources of revenues and the impact of the nature of our business on our financial condition.

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

   If our operating results fall short of investors' expectations, the trading price of our Common Stock could decrease materially, even if the quarterly results do not represent any longer-term problems. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarter-to-quarter fluctuations in margins" for additional factors that may cause variations in our quarterly results.

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

   We have experienced financial, operational and managerial challenges in integrating recently acquired companies and managing the overall growth of the business. Razorfish completed numerous acquisitions during 1998, 1999 and 2000.

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

   We could also experience financial or other setbacks if the acquired businesses experienced problems in the past of which our management does not yet know. For example, if an acquired business had dissatisfied customers or performance problems, our reputation could suffer as a result of our association with that business. Our management is unaware of any material legal claims against any of the acquired companies. However, to the extent any customer or other third party asserts any material legal claims against any of the acquired companies, our business, financial condition and results of operations could suffer material and adverse harm. See Item 1--"Business--Acquisitions" for descriptions of the acquisitions we completed in 2000.

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

   Relatively few barriers prevent competitors from entering the information technology services market. As a result, new market entrants pose a threat to our business. We do not own any patented technology that prevents or discourages competitors from entering the information technology services market. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could materially harm our business, results of operations and financial condition. See Item 1--"Business--Industry background" and "Business--Competition" for a more complete description of the industry in which we compete, a list of our competitors and the competitive factors within our industry.

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

   If any of these risks materialize, we could be required to spend significant amounts to defend our proprietary rights and our managerial resources could be diverted. In addition, our trademarks and other proprietary rights may decline in value or not be enforceable. See Item 1--"Business--Intellectual property rights" for more information concerning our intellectual property.

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

                                                Price Range of
                                                 Common Stock
                                                --------------
                 1999                            High    Low
                 ----                           ------  ------
                 Second Quarter (from April 27) $29.19  $12.56
                 Third Quarter................. $23.00  $12.25
                 Fourth Quarter................ $49.50  $20.38

                                                Price Range of
                                                 Common Stock
                                                --------------
                 2000                            High    Low
                 ----                           ------  ------
                 First Quarter................. $56.93  $26.75
                 Second Quarter................ $30.12  $12.62
                 Third Quarter................. $23.31  $ 8.03
                 Fourth Quarter................ $10.75  $ 1.00

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


   On February 22, 2000, Razorfish issued 266,640 shares of Common Stock to each of Michael Beeston and Mark Curtis in consideration for their relinquishment of their right to receive a PBT Earnout on Razorfish UK, Ltd. Messrs. Beeston and Curtis received their PBT Earnout rights in connection with their sale to Razorfish in May of 1998 of all of the outstanding stock of CHBi. Exemption from registration for this transaction was claimed pursuant to
Section 4(2) of the Securities Act regarding transactions by the issuer not involving a public offering, in that the transaction was made, without general solicitation or advertising, to a sophisticated investor with access to all relevant information necessary to evaluate this investment and who represented to Razorfish that the shares were being acquired for investment.



   On May 15, 2000, Razorfish issued 228,729 shares of Common Stock to Seth Epstein in consideration for his relinquishment of his right to receive a PBT Earnout with respect to Razorfish Los Angeles, Inc. Mr. Epstein received his PBT Earnout rights in connection with his sale to Razorfish Los Angeles, Inc. on September 16, 1999 of all of the outstanding stock of Fuel, Inc. and Tonga, Inc. Exemption from registration for this transaction was claimed pursuant to
Section 3(a)(10) of the Securities Act pursuant to a fairness hearing that was held in the State of California.


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

   On January 24, 2000, Razorfish issued approximately 408,000 shares of Common Stock and approximately $3.1 million to five individual shareholders in exchange for the entire equity interest of Qb International Holding AB ("Qb") and outstanding warrants to purchase Qb's Common Stock. Exemption from registration for this transaction was claimed pursuant to Section 4(2) of the Securities Act regarding transactions by the issuer not involving a public offering, in that the transaction was made, without general solicitation or advertising, to a sophisticated investor with access to all relevant information necessary to evaluate this investment and who represented to Razorfish that the shares were being acquired for investment.

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

   You should read the following selected consolidated financial information in conjunction with Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Razorfish's consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. All amounts for all periods presented have been restated to reflect certain acquisitions in 1999 that were accounted for as a pooling of interests. The historical results are not necessarily indicative of the operating results to be expected in the future.


                                                        Year ended December 31,
                                            ----------------------------------------------
                                              1996     1997     1998     1999      2000
                                            -------  -------  -------  --------  ---------
                                            (in thousands, except share and per share data)
Statement of Operations Information:
Revenues................................... $32,438  $56,169  $83,863  $170,179  $ 267,857
Project personnel costs....................  16,015   27,518   44,154    81,042    147,936
                                            -------  -------  -------  --------  ---------
Gross profit...............................  16,423   28,651   39,709    89,137    119,921
Sales and marketing........................   2,095    4,038    6,281    12,567     22,450
General and administrative(1)..............  11,474   16,345   22,449    47,498     88,059
Provision for doubtful accounts............      --       --       67     1,010     21,646
Amortization of Intangibles................      --       --      109     3,532      8,876
Non-Cash Compensation Expense..............      --       79    1,937       189         --
Merger related.............................      --       --      786    24,566         --
Restructuring Costs........................      --       --       --        --      2,416
Impairment Loss............................      --       --       --        --    126,000
                                            -------  -------  -------  --------  ---------
Income (loss) from operations..............   2,854    8,189    8,080      (225)  (149,526)
Other income, net..........................      57       79      838     3,753      3,550
                                            -------  -------  -------  --------  ---------
Income before income taxes.................   2,911    8,268    8,918     3,528   (145,976)
Provision for income taxes.................   1,100    3,287    4,843    18,060      2,874
                                            -------  -------  -------  --------  ---------
Net income (loss).......................... $ 1,811  $ 4,981  $ 4,075  $(14,532) $(148,850)
                                            =======  =======  =======  ========  =========

Net income (loss) per share:
  Basic....................................    0.04     0.11     0.08     (0.17)     (1.59)
  Diluted..................................    0.03     0.10     0.07     (0.17)     (1.59)

Weighted average common shares outstanding:
  Basic....................................  49,254   46,192   50,054    83,129     93,707
  Diluted..................................  51,824   51,360   58,113    83,129     93,707

(1)Exclusive of non-cash compensation expense of $79, $1,937 and $189 for 1997, 1998 and 1999, respectively.

                                               December 31,
                                 -----------------------------------------
                                  1996    1997    1998     1999     2000
                                 ------- ------- ------- -------- --------
                                              (in thousands)
      Balance Sheet Information:
      Cash and cash equivalents. $ 5,526 $13,037 $36,628 $ 98,798 $ 51,483
      Total assets..............  16,886  35,410  75,831  251,590  204,955
      Long-term obligations.....     654   2,750   6,820    1,760      986
      Stockholders' equity......   4,937  10,779  45,807  198,353  169,151

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

                                        Year Ended
                                       December 31,
                                 -----------------------
                                    1999        2000
                                  --------    ---------
                                 (in thousands except pe
                                       share data)
Pro forma:
   Revenues..................... $178,622    $ 271,607
   Net income (loss)............  (14,135)    (148,038)
   Basic net (loss) per share...    (0.17)       (1.57)
   Diluted net (loss) per share.    (0.17)       (1.57)

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

Results of operations

   The following table sets forth certain consolidated statement of operations data of Razorfish both in millions and as a percentage of revenues for the periods indicated:


                                                     Year ended December 31,
                                     --------------------------------------------------------
                                           1998               1999               2000
                                     ----------------- ------------------ -------------------
                                            Percent of         Percent of          Percent of
                                     Amount  revenues  Amount   revenues  Amount    revenues
                                     ------ ---------- ------  ---------- -------  ----------
                                                      (dollars in millions)
Revenues............................ $83.9     100%    $170.2     100%    $ 267.9     100%
Project personnel costs.............  44.2      53%      81.0      48%      147.9      55%
                                     -----     ----    ------     ----    -------    -----
Gross profit........................  39.7      47%      89.2      52%      120.0      45%
Sales and marketing.................   6.3       7%      12.6       7%       22.5       8%
General and administrative(1).......  22.4      27%      47.5      28%       88.1    32.9%
Provision for doubtful accounts.....    .1       --       1.0      .6%       21.6     8.1%
Merger & restructuring related costs   0.8       1%      24.6      14%        2.4       1%
Non-cash compensation expense.......   1.9       2%       0.2       0%         --       --
Amortization of intangibles.........    .1       0%       3.5       2%        8.9       4%
Impairment loss.....................    --       --        --       --      126.0      47%
                                     -----     ----    ------     ----    -------    -----
Income (loss) from operations.......   8.1      10%      (0.2)      0%     (149.5)   (56)%
Other income, net...................   0.8       1%       3.7       2%        3.5       1%
Income (loss) before income taxes...   8.9      11%       3.5       2%     (146.0)   (55)%
Provision (benefit) for income taxes   4.8       6%      18.0      11%        2.9       1%
                                     -----     ----    ------     ----    -------    -----
Net income (loss)...................   4.1       5%     (14.5)      9%     (148.9)   (56)%
                                     =====     ====    ======     ====    =======    =====

--------
(1)Exclusive of non-cash compensation expense of $1.9 and $0.2 for 1998 and 1999, respectively.

  Year ended December 31, 2000 compared to year ended December 31, 1999

  Revenues


   Razorfish's revenues increased $97.7 million, or 57%, to $267.9 million for the year ended December 31, 2000 from $170.2 million for the year ended December 31, 1999. The 57% increase in revenues was attributable to an increased volume of projects from new customers and the leveraging of existing client relationships to obtain repeat business (22%) increases in Razorfish's billing rates (25%) and the impact of the purchase acquisitions (10%) that were completed in 1999 and 2000.


  Project personnel costs

   Razorfish's project personnel costs increased $66.9 million, or 83%, to $147.9 million for 2000 from $81.0 million for 1999. As a percentage of revenues, project personnel costs increased to 55% during 2000 from 48% during 1999. The increase in project personnel costs in absolute dollar terms was a result of the hiring of additional and more experienced personnel required to deliver Razorfish's services. The average number of employees in project personnel costs increased from 803 in 1999 to 1,552 during fiscal year 2000, an increase of 93%. The increase in project personnel costs as a percentage of revenues was the result of a decline in utilization for billable employees due primarily to slower revenue in the fourth quarter of 2000.

  Sales and marketing

   Razorfish's sales and marketing expenses increased $9.9 million, or 78%, to $22.5 million for 2000 from $12.6 million in 1999. As a percentage of net revenues, these costs increased from 7% in 1999 to 8% in 2000. The increase in selling and marketing costs in absolute dollars was primarily attributable to increased spending on promotional activities which corresponded with our increase in revenue and increases in selling and marketing personnel. The average number of personnel in the sales and marketing functions increased by approximately 50% from 1999 to 2000.

  General and administrative


   Razorfish's general and administrative expenses increased $40.6 million, or 85%, to $88.1 million in 2000 from $47.5 million in 1999. As a percentage of revenues, general and administrative expenses increased to 33% during 2000 from 28% in 1999. The additional increase of G&A expense was due to an increase in general and administrative personnel and support staff necessary to maintain Razorfish's growing infrastructure. The average number of personnel in the general and administrative functions increased by approximately 50% from fiscal year 1999 to fiscal year 2000. Additionally, expenses related to rent, recruiting and training increased proportionately with the increase in average head count from approximately 1,100 worldwide personnel during fiscal year 1999 to approximately 1,900 worldwide personnel during fiscal year 2000. The bad debt expense was primarily related to a number of clients whose individual financial situations got dramatically worse during the fourth quarter of 2000 and their ability to pay for our services got correspondingly worse.



  Provision for doubtful accounts



   During 2000, Razorfish recorded approximately $21.6 million of provision for doubtful accounts, compared to approximately $1 million in 1999. The increase is due to bankruptcies, clients in financial difficulties and other problems relating to the general economic climate.


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

  Impairment loss


   During the fourth quarter of 2000, the company conducted a strategic review of certain assets because it was experiencing negative operating results during this period. The strategic review triggered an impairment of long-lived assets from previous acquisitions of $126.0 million. The company calculated the present value of expected cash flows of certain business units to determine the fair value of those assets. Accordingly, in the fourth quarter of 2000, the company recorded non-cash impairment charges and wrote down intangible assets from the following acquisitions; Spray, CHBI, Tag Media and Fuel by $48.3 million, $38.2 million, $8.4 million and $31.1 million, respectively. Included in the writedown of intangibles for the CHBI, Tag Media and Fuel acquisitions were amounts related to earn-out payments made during fiscal year 2000 of $39.2 million, $8.7 million and $12.5 million, respectively.


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

  General and administrative, exclusive of non-cash compensation expense


   Razorfish's general and administrative expenses increased $25.0 million, or 112%, to $47.5 million in 1999 from $22.4 million in 1998. As a percentage of revenues, general and administrative expenses increased to 28% during 1999 from 27% in 1998. The increase in general and administrative expenses in absolute dollar terms and as a percentage of revenues was attributable to an increase in general and administrative personnel and increases in facilities and infrastructure costs required due to Razorfish's rapid growth.


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


                                                                    Quarter ended
                                                                    -------------
                                     March 31, June 30, Sept. 30, Dec. 31, March 31, June 30, Sept. 30, Dec. 31,
                                       1999      1999     1999      1999     2000      2000     2000      2000
                                     --------- -------- --------- -------- --------- -------- --------- --------
Revenues............................   $32.6    $40.0     $44.9    $ 52.7    $64.1    $76.6     $77.1   $  50.1
Project personnel costs.............    15.7     19.6      21.3      24.5     29.8     36.4      41.7      40.0
Gross profit........................    16.9     20.4      23.6      28.2     34.3     40.2      35.4      10.1
Sales and marketing.................     2.2      2.7       3.6       4.0      4.1      4.9       6.2       7.3
General and administrative..........     8.9     10.9      12.8      14.8     20.4     23.7      22.9      21.1
Provision for doubtful accounts.....      --       --        .1        .9       --       .7       5.6      15.3
Merger and restructuring-related
 costs..............................      --      3.5        --      21.2       --       --        --       2.4
Non-cash compensation expense.......      --       --       0.1        --       --       --        --        --
Amortization of intangibles.........     0.8      0.8       0.9       1.0      2.0      2.1       2.3       2.5
Impairment loss.....................      --       --        --        --       --       --        --     126.0
                                       -----    -----     -----    ------    -----    -----     -----   -------
Income (loss) from operations.......     5.0      2.5       6.1     (13.7)     7.8      8.8      (1.6)   (164.5)
Other income (loss), net............     0.4      0.9       1.2       1.2      1.0      1.2        .7        .6
                                       -----    -----     -----    ------    -----    -----     -----   -------
Income (loss) before income taxes...     5.4      3.4       7.3     (12.5)     8.8     10.0       (.9)   (163.9)
Provision (benefit) for income taxes     2.3      1.6       3.7      10.5      4.3      4.9       (.4)     (5.9)
Net income (loss)...................     3.1      1.8       3.6     (23.0)     4.5      5.1       (.5)   (158.0)
                                       =====    =====     =====    ======    =====    =====     =====   =======


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

  Net cash provided by (used in) operating activities

   Razorfish's net cash used by operating activities was $33.1 million in 2000. Cash used by operating activities was mainly due to the net operating loss from operations of $ $148.9 million, which includes the impairment loss of $126.0 million for the year, an increase in accounts receivable of $10.6 million and a decrease in accounts payable and accrued expenses of $8.5 million, which was partially offset by an decrease in unbilled revenue of $8 million.

  Net cash provided by (used in) investing activities

   Razorfish's net cash used by investing activities was $28.6 million in 2000. Net cash used in investing activities for 2000 was primarily due to capital expenditures of $23.4 million due to the increase in office space and personnel and cash paid for acquisitions of $5.2 million.

  Net cash provided by financing activities


   Razorfish's net cash provided from financing activities was $14.9 million for 2000. Approximately $16.3 million was generated from the exercise of stock options which was offset by payments on long term obligations of $1.3 million.


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

   In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's consolidated financial position or results of operations.

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

   Razorfish, with the approval of the Audit Committee of Razorfish's Board of Directors, appointed Arthur Andersen LLP ("Andersen") as Razorfish's independent public accountants for the fiscal year ended December 31, 2000, effective as of July 20, 2000. Andersen was previously engaged in this capacity for Razorfish from November 1996 until November 1999 and was responsible for auditing the 1998 annual financial statements and for reviewing Razorfish's quarterly results for the first three quarters of 1999 prior to the restatement of these periods to give effect for a pooling of interests with i-Cube, TS Design, Inc. and Lee Hunt Associates, Inc. On November 23, 1999, Razorfish dismissed Arthur Andersen LLP ("Andersen") as its independent certified public accountant. The reports of Andersen on Razorfish's financial statements for the fiscal years ended December 31, 1998 and 1997 did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During fiscal years 1997, 1998 and 1999 and subsequent interim periods, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Andersen would have caused it to make reference to such disagreement in its reports. The Audit Committee of Razorfish's Board of Directors recommended the change of accountants and that action was approved by the Board of Directors of Razorfish.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Documents filed as a part of this Annual Report on Form 10-K:

      1. Financial Statements

   The following documents are filed as part of this Annual Report on Form 10-K:

   . Report of Independent Accountants;

   . Consolidated Balance Sheets as of December 31, 1999 and 2000;

   . Consolidated Statements of Operations for the years ended December 31,
     1998, 1999 and 2000;

   . Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1998, 1999 and 2000;

   . Consolidated Statements of Cash Flows for the years ended December 31,
     1998, 1999 and 2000; and

   . Notes to Consolidated Financial Statements

      2. Financial Statement Schedules.

  Schedule II--Valuation and Quality Accounts

                        RAZORFISH, INC AND SUBSIDIARIES
                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                             Balance at  Charged to  Charged to               Balance at
                                             Beginning   Costs and     Other                    End of
                                              of Year     Expenses    Accounts   Deductions      Year
                                             ---------- ------------ ---------- ------------  ----------
For the fiscal year ended December 31, 2000:
Allowance for doubtful accounts.............  $ 1,416   $     21,646  $    --   $    (18,108)  $  4,954
                                              =======   ============  =======   ============   ========
Restructuring reserve.......................  $    --   $      2,416  $    --   $     (2,416)  $     --
                                              =======   ============  =======   ============   ========
                                             Balance at  Charged to  Charged to               Balance at
                                             Beginning   Costs and     Other                    End of
                                              of Year     Expenses    Accounts   Deductions      Year
                                             ---------- ------------ ---------- ------------  ----------
For the fiscal year ended December 31, 1999:
Allowance for doubtful accounts.............  $   406   $      1,010  $    --   $         --   $  1,416
                                              =======   ============  =======   ============   ========
Restructuring reserve.......................  $    --   $         --  $    --   $         --   $     --
                                              =======   ============  =======   ============   ========
                                             Balance at  Charged to  Charged to               Balance at
                                             Beginning   Costs and     Other                    End of
                                              of Year     Expenses    Accounts   Deductions      Year
                                             ---------- ------------ ---------- ------------  ----------
For the fiscal year ended December 31, 1998:
Allowance for doubtful accounts.............  $   339   $         67  $    --   $         --   $    406
                                              =======   ============  =======   ============   ========
Restructuring reserve.......................  $    --   $         --  $    --   $         --   $     --
                                              =======   ============  =======   ============   ========

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since they are either not applicable or not required.

      3. Exhibits.

Exhibit
  No.                                             Description
-------                                           -----------
   2.1  Agreement and Plan of Merger, dated as of August 10, 1999, by and between Razorfish, Razorfish
        Merger Sub and i-Cube.(2)

   3.1  Certificate of Incorporation of Razorfish, Inc. (the "Company"), amended.(2)

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

  10.4  Non-competitive Agreement, dated September 18, 1996, between Razorfish and Jeffrey A.
        Dachis.(1)

  10.5  Employment Agreement, dated September 18, 1996, between Razorfish and Craig M. Kanarick.(1)

  10.6  Non-competitive Agreement, dated September 18, 1996, between Razorfish and Craig M.
        Kanarick.(1)

  10.7  Employment Agreement, dated June 19, 1997, between Razorfish and Jean-Philippe Maheu.(1)

  10.8  Employment Agreement dated September 1, 2000 between Razorfish and Michael Simon.*

  10.9  Employment Agreement dated September 1, 2000 between Razorfish and Sue Murphree.*

 10.10  Employment Agreement, dated as of October 1, 1998, between Razorfish and Jonas Svensson.(1)

 10.11  Employment Agreement dated as of August 1, 2000, between Razorfish and John Roberts.*

 10.12  Employement Agreement dates as of July 1, 2000 between Razorfish and Jean-Philippe Maheu.*

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

Exhibit
  No.                                              Description
-------                                            -----------

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

 10.43  Lease Agreement dated November 20, 1996 between i-Cube, RR&C Development Company and
        Patrician Associates, Inc.(2)

Exhibit
  No.                                          Description
-------                                        -----------

 10.44  Lease Agreement dated as of July 14, 1995 between i-Cube and Riverfront Office Park Joint
        Venture.(2)

 10.45  Amendment No. 1 to Lease Agreement dated as of July 14, 1995 between i-Cube and Riverfront
        Office Park Joint Venture.(2)

 10.46  Sublease dated as of June 19, 1995 between i-Cube and MathSoft, Inc.(2)

 10.47  Employment Agreement as of July 18, 2000 between Razorfish and Craig Kanarick.*

 10.48  Separation Agreement dated as of February 8, 2001 between Razorfish and Sue Murphree.*

 10.49  Amendment to employment agreement dated September 1 between Razorfish and Michael Simon.*

  18.1  Letter re: Change in Certifying Accountant. (3)

  21.1  Subsidiaries of Razorfish.*

  23.1  Consent of Arthur Andersen LLP.

   * Previously filed.

--------
(1)Filed as an exhibit to Razorfish's Registration Statement on Form S-1 or amendments thereto declared effective by the Securities and Exchange Commission on April 26, 1999 (File No. 333-71043) and incorporated herein by reference.
(2)Filed as an exhibit to Razorfish's Registration Statement on Form S-4 or amendments thereto declared effective by the Securities and Exchange Commission on October 1, 1999 (File No. 333-87031) and incorporated herein by reference.
(3)Filed as an exhibit to Razorfish's Report on Form 8-K/A that was filed with the Securities and Exchange Commission on June 30, 2000 and incorporated herein by reference.
(4)Filed as exhibit to Razorfish's Report on Form 10-Q that was filed with the Securities and Exchange Commission on August 15, 2000 and incorporated herein by reference.

(b)Reports on Form 8-K:

   Razorfish did not file any reports during the fourth quarter of 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RAZORFISH INC.


                                                 /S/ JEAN-PHILIPPE MAHEU

                                          By: _________________________________
                                                    Jean-Philippe Maheu
                                                  Chief Executive Officer
                                               (Principal Executive Officer)


Date: October 31, 2001


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Name and Signatures            Title                Date
          -------------------            -----                ----

        /S/ JEAN-PHILIPPE MAHEU Chief Executive Officer October 31, 2001
        -----------------------
          Jean-Philippe Maheu

          /S/ JOHN J. ROBERTS   Chief Financial Officer October 31, 2001
        -----------------------
            John J. Roberts

          /S/ CARTER F. BALES   Director                October 31, 2001
        -----------------------
            Carter F. Bales

        ----------------------- Director                October 31, 2001
              Peter Lund

             /S/ BO DIMERT      Director                October 31, 2001
        -----------------------
               Bo Dimert

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

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts--Schedule II of this Form 10-K for the year ended December 31, 2000 is presented for the purpose of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule for the year ended December 31, 2000, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

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

                                          PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 15, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Razorfish, Inc.:
We have audited the consolidated balance sheet (not included herein) of Razorfish, Inc. and subsidiaries as of December 31, 1998 and the accompanying related consolidated statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Razorfish, Inc. and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

New York, New York
March 5, 1999

                       RAZORFISH, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                                 December 31,
                                                                                             -------------------
                                                                                               1999      2000
                                                                                             --------  ---------
                                          ASSETS
Current Assets:
   Cash and cash equivalents................................................................ $ 98,798  $  51,483
   Accounts receivable, net of allowance for doubtful accounts of $1,416 and
     $4,954, at December 31, 1999 and 2000, respectively....................................   30,420     37,499
   Unbilled revenues........................................................................   15,667      7,713
   Prepaid expenses and other current assets................................................    3,731      5,560
   Deferred tax assets......................................................................    1,225         --
   Due from affiliate.......................................................................    1,273         --
                                                                                             --------  ---------
      Total current assets..................................................................  151,114    102,255
Property and Equipment, net of accumulated depreciation and amortization of $6,914 and
  $14,919 and December 31, 1999 and 2000, respectively......................................   15,428     30,901
Intangibles, net of accumulated amortization of $3,641 and $2,682 at December 31, 1999 and
  2000, respectively........................................................................   79,233     58,926
Loan to Affiliate...........................................................................    2,250      3,872
Other Assets................................................................................    3,565      9,001
                                                                                             --------  ---------
      Total assets.......................................................................... $251,590  $ 204,955
                                                                                             ========  =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses.................................................... $ 36,086  $  27,621
   Income taxes payable.....................................................................    9,132      1,815
   Deferred revenues........................................................................    2,464      1,928
   Other current liabilities................................................................    1,383      2,407
                                                                                             --------  ---------
      Total current liabilities.............................................................   49,065     33,771
Long-Term Obligations.......................................................................    1,760        986
Minority Interest in Joint Venture..........................................................       --      1,047
Other Liabilities...........................................................................    2,412         --
                                                                                             --------  ---------
      Total liabilities.....................................................................   53,237     35,804
Commitments and Contingencies (Note 10)
Stockholders' Equity:
   Preferred stock $.01 par value, 10,000,000 shares authorized; none issued or outstanding.       --         --
   Common stock:
      Class A, $.01 par value; 200,000,000 shares authorized; 88,811,621 and 97,857,071
        issued at December 31, 1999 and 2000, respectively..................................      888        979
      Class B, $.01 par value; 50 shares authorized; 50 issued and outstanding at
        December 31, 1999 and 2000..........................................................       --         --
      Receivable from stockholder...........................................................     (533)      (533)
      Additional paid-in capital............................................................  200,297    320,358
      Accumulated other comprehensive income................................................        6       (498)
      Retained (deficit)....................................................................   (1,717)  (150,567)
      Treasury stock at cost; 73,584 shares at December 31, 1999 and 2000...................     (588)      (588)
                                                                                             --------  ---------
          Total stockholders' equity........................................................  198,353    169,151
                                                                                             --------  ---------
          Total liabilities and stockholders' equity........................................ $251,590  $ 204,955
                                                                                             ========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                       RAZORFISH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                          For the Year Ended December 31,
                                                                          ------------------------------
                                                                            1998       1999       2000
                                                                          -------    --------  ---------
Revenues................................................................. $83,863    $170,179  $ 267,857
Project personnel costs..................................................  44,154      81,042    147,936
                                                                          -------    --------  ---------
   Gross profit..........................................................  39,709      89,137    119,921
                                                                          -------    --------  ---------
Sales and marketing......................................................   6,281      12,567     22,450
General and administrative (exclusive of non-cash compensation expense of
  $1,937 and $189 for 1998 and 1999, respectively).......................  22,449      47,498     88,059
Provision for doubtful accounts..........................................      67       1,010     21,646
Amortization of intangibles..............................................     109       3,532      8,876
Non-cash compensation expense............................................   1,937         189         --
Merger related...........................................................     786      24,566         --
Restructuring Costs......................................................      --          --      2,416
Impairment loss..........................................................      --          --    126,000
                                                                          -------    --------  ---------
Income (loss) from operations............................................   8,080        (225)  (149,526)
Other income, net........................................................     838       3,753      3,550
                                                                          -------    --------  ---------
   Income before income taxes............................................   8,918       3,528   (145,976)
Provision for income taxes...............................................   4,843      18,060      2,874
                                                                          -------    --------  ---------
   Net income (loss)..................................................... $ 4,075    $(14,532) $(148,850)
                                                                          =======    ========  =========
Earnings (loss) per share:
   Basic................................................................. $  0.08    $  (0.17) $   (1.59)
                                                                          =======    ========  =========
   Diluted............................................................... $  0.07    $  (0.17) $   (1.59)
                                                                          =======    ========  =========
Weighted average common shares outstanding:
   Basic.................................................................  50,054      83,129     93,707
                                                                          =======    ========  =========
   Diluted...............................................................  58,113      83,129     93,707
                                                                          =======    ========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                       RAZORFISH, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except per share data)

                                                           Class A         Class B
                                                        Common Stock    Common Stock  Treasury Stock  Additional
                                                      ----------------- ------------- --------------   Paid-in
                                                        Shares   Amount Shares Amount Shares   Amount  Capital
                                                        ------   ------ ------ ------ -------  ------  -------
Balance at December 31, 1997......................... 46,709,034  $467    --    $--    (5,252) $  (7)  $  2,119
   Acquisition of treasury stock.....................         --    --    --     --     1,000   (500)        --
   Common stock issued to employees..................  1,436,552    14    --     --     4,252    507        515
   Common stock option compensation..................         --    --    --     --        --     --      1,937
   Tax benefit due to stock option exercise..........         --    --    --     --        --     --        342
   Proceeds from common stock offering...............  4,558,750    46    --     --        --     --     27,831
   Net income........................................         --    --    --     --        --     --         --
   Unrealized gain on marketable securities..........         --    --    --     --        --     --         --
   Foreign currency translation adjustment...........         --    --    --     --        --     --         --
   Other comprehensive income........................         --    --    --     --        --     --         --
   Comprehensive income..............................         --    --    --     --        --     --         --
   Capital contribution..............................         --    --    --     --        --     --         65
                                                      ----------  ----    --    ---   -------  -----   --------
Balance at December 31, 1998......................... 52,704,336   527    --     --        --     --     32,809
   Acquisition of treasury stock.....................         --    --    --     --   (73,584)  (588)        --
   Common stock issued to employees..................  4,101,732    41    --     --        --     --      7,871
   Common stock option compensation..................         --    --    --     --        --     --        109
   Tax benefit due to stock option exercise..........         --    --    --     --        --     --      1,375
   Proceeds from common stock offering...............  6,900,000    69    --     --        --     --     48,253
   Net loss..........................................         --    --    --     --        --     --         --
   Foreign currency translation adjustment...........         --    --    --     --        --     --         --
   Other comprehensive income........................         --    --    --     --        --     --         --
   Comprehensive (loss)..............................         --    --    --     --        --     --         --
   Shares issued in connection with the exercise of
    stock options by Communicade.....................  3,953,620    40    --     --        --     --     25,263
   Shares issued in connection with the purchase of
    Spray Network AB................................. 19,762,068   198    50     --        --     --     54,742
   Shares issued in connection with the purchase of
    Fuel/Tonga, Inc..................................  1,312,000    13    --     --        --     --     20,077
   Shares issued in connection with the purchase of
    Conduit Communications, Inc......................     77,865    --    --     --        --     --      9,798
                                                      ----------  ----    --    ---   -------  -----   --------
Balance, December 31, 1999........................... 88,811,621   888    50     --   (73,584)  (588)   200,297
   Common stock issued to employees..................  6,262,229    63    --     --        --     --     16,230
   Net loss..........................................         --    --    --     --        --     --         --
   Foreign currency translation adjustment...........         --    --    --     --        --     --         --
   Other comprehensive income........................         --    --    --     --        --     --         --
   Comprehensive income (loss).......................         --    --    --     --        --     --         --
   Stock Issued in connection with acquisitions......    994,492    10    --     --        --     --     27,166
   Stock issued in connection with earnout
    agreements.......................................  1,788,729    18    --     --        --     --     76,665
                                                      ----------  ----    --    ---   -------  -----   --------
Balance, December 31, 2000........................... 97,857,071  $979    50    $--   (73,584) $(588)  $320,358
                                                      ==========  ====    ==    ===   =======  =====   ========

The accompanying notes are an integral part of these consolidated financial statements

                       RAZORFISH, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except per share data)

                                                                                Accumulated     Note
                                                      Retained                     Other     Receivable     Total
                                                      Earnings   Comprehensive Comprehensive    From     Stockholders
                                                      (Deficit)     Income        Income     Stockholder    Equity
                                                      ---------     ------        ------     -----------    ------
Balance at December 31, 1997......................... $   8,740    $      --       $  (7)       $(533)    $  10,779
   Acquisition of treasury stock.....................        --           --          --           --          (500)
   Common stock issued to employees..................        --           --          --           --         1,036
   Common stock option compensation..................        --           --          --           --         1,937
   Tax benefit due to stock option exercise..........        --           --          --           --           342
   Proceeds from common stock offering...............        --           --          --           --        27,877
   Net income........................................     4,075        4,075          --           --         4,075
    Unrealized gain on marketable securities.........        --           30          --           --            --
    Foreign currency translation adjustment..........        --          166          --           --            --
                                                                   ---------
   Other comprehensive income........................        --          196         196           --           196
                                                                   ---------
   Comprehensive income..............................        --        4,271          --           --            --
                                                                   =========
   Capital contribution..............................        --                       --           --            65
                                                      ---------    ---------       -----        -----     ---------
Balance at December 31, 1998.........................    12,815                      189         (533)       45,807
   Acquisition of treasury stock.....................        --           --          --           --          (588)
   Common stock issued to employees..................        --           --          --           --         7,912
   Common stock option compensation..................        --           --          --           --           109
   Tax benefit due to stock option exercise..........        --           --          --           --         1,375
   Proceeds from common stock offering...............        --           --          --           --        48,322
   Net loss..........................................   (14,532)     (14,532)         --           --       (14,532)
    Foreign currency translation adjustment..........        --         (183)         --           --            --
                                                                   ---------
   Other comprehensive income........................        --         (183)       (183)          --          (183)
                                                                   ---------
   Comprehensive (loss)..............................        --      (14,715)         --           --            --
                                                                   =========
   Shares issued in connection with the exercise of
    stock options by Communicade.....................        --           --          --           --        25,303
   Shares issued in connection with the purchase of
    Spray Network, AB................................        --           --          --           --        54,940
   Shares issued in connection with the purchase of
    Fuel/Tonga, Inc..................................        --           --          --           --        20,090
   Shares issued in connection with the purchase of
    Conduit Communications, Inc......................        --           --          --           --         9,798
                                                      ---------    ---------       -----        -----     ---------
Balance, December 31, 1999...........................    (1,717)                       6         (533)      198,353
   Common stock issued to employees..................        --           --          --           --        16,293
   Net loss..........................................  (148,850)    (148,850)         --           --      (148,850)
    Foreign currency translation adjustment..........        --         (504)         --           --            --
                                                                   ---------
   Other comprehensive income........................        --         (504)       (504)          --          (504)
                                                                   ---------
   Comprehensive (loss)..............................        --     (149,354)         --           --            --
                                                                   =========
   Stock issued in connection with acquisitions......        --           --          --           --        27,176
   Stock issued in connection with earnout
    agreements.......................................        --           --          --           --        76,683
                                                      ---------    ---------       -----        -----     ---------
Balance, December 31, 2000........................... $(150,567)           $       $(498)       $(533)    $ 169,151
                                                      =========    =========       =====        =====     =========

The accompanying notes are an integral part of these consolidated financial statements

                       RAZORFISH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                           For the Years Ended December 31,
                                                                           -------------------------------
                                                                             1998        1999      2000
                                                                           --------    --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)........................................................ $  4,075    $(14,532) $(148,850)
 Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities--
   Provision for doubtful accounts........................................       67       1,010     21,646
   Depreciation and amortization..........................................    2,015       6,803     17,165
   Impairment Loss........................................................       --          --    126,000
   Non-cash common stock option compensation..............................    1,937         109         --
   Non-cash capital contribution..........................................       65          --         --
   Tax benefit due to stock option exercise...............................      342       1,375         --
   Minority interest......................................................       --          --      1,047
   Increase in deferred tax assets........................................     (431)       (220)     1,225
   Decrease (increase) in accounts receivable.............................    1,551     (17,305)   (28,725)
   (Increase) decrease in unbilled revenues...............................   (2,263)    (12,324)     7,954
   Increase in prepaid expenses and other current assets..................     (310)     (1,955)    (1,829)
   Increase in due from affiliate.........................................     (601)     (2,922)      (349)
   Increase in other assets...............................................      (59)       (368)   (11,223)
   Increase (decrease) in accounts payable and accrued expenses...........    4,108      27,584     (8,465)
   Increase (decrease) in deferred revenues...............................   (3,831)     (2,979)      (536)
   Increase (decrease) in deferred tax liabilities........................    1,196      (1,199)      (191)
   Increase (decrease) in income taxes payable............................      707       8,381     (7,317)
   Increase (decrease) in other liabilities...............................       28       2,246       (531)
   Increase (decrease) in due to related party............................      500        (606)       (97)
                                                                           --------    --------  ---------
       Net cash provided by (used in) operating activities................    9,096      (6,902)   (33,076)
                                                                           --------    --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...................................................   (2,946)     (9,284)   (23,478)
   Proceeds from sale of marketable securities............................    2,500       8,353         --
   Purchase of marketable securities......................................  (10,802)         --         --
   Loan to affiliate......................................................       --      (2,250)        --
   Acquisitions of subsidiaries, net of cash acquired.....................   (4,561)     (3,055)    (5,207)
                                                                           --------    --------  ---------
       Net cash (used in) provided by investing activities................  (15,809)     (6,236)   (28,685)
                                                                           --------    --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred registration costs............................................     (564)        564         --
   Proceeds (payments) from/to long-term obligations......................    2,494      (5,970)    (1,344)
   Proceeds from officer's loan...........................................      (53)         --         --
   Proceeds from common stock offerings...................................   27,877      48,322         --
   Proceeds from exercise of Communicade's 10% option.....................       --      25,303         --
   Proceeds from exercise of stock options................................    1,036       7,912     16,293
   Acquisition of treasury stock..........................................     (500)       (588)        --
                                                                           --------    --------  ---------
       Net cash provided by financing activities..........................   30,290      75,543     14,949
                                                                           --------    --------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS                                                                    14        (235)      (503)
                                                                           --------    --------  ---------
       Net increase in cash and cash equivalents..........................   23,591      62,170    (47,315)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................   13,037      36,628     98,798
                                                                           --------    --------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................................. $ 36,628    $ 98,798  $  51,483
                                                                           ========    ========  =========

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

   A summary of the Company's significant accounting policies follows:

  (a) Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, specifically for the allowance for doubtful accounts for accounts receivable and the useful lives and recoverability of fixed assets and intangible assets, that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The recoverability of fixed assets and intangible assets requires estimates of future cash flows. It is reasonably possible that such estimates could change in the near-term and the recoverability of fixed assets and intangible assets is uncertain.

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

                       RAZORFISH, INC. AND SUBSIDIARIES

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

Computer equipment and software. 3-8 years
Furniture and fixtures..........   5 years

  (h) Intangible Assets

   Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, is included in intangible assets and is presently being amortized over a period of 10-20 years on a straight-line basis. Customer lists and work force are being amortized over a period of 16 years.

  (i) Accounting for Long-Lived Assets

   The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Razorfish reviews the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment and related goodwill and other intangible assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be fully recoverable. Impairment losses are recognized when expected future cash flows are less than the asset's carrying value. When indicators of the impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future discounted cash flows of the underlying business. The net book value of the underlying assets is adjusted to fair value if the sum of the expected future undiscounted cash flows is less than book value. Fair values are based on quoted market

                       RAZORFISH, INC. AND SUBSIDIARIES
prices and assumptions concerning the amount and timing of the estimated cash flows and assumed discounted rates, reflecting varying degrees of perceived risk. For goodwill not specifically identified with long-lived assets, the Company continually evaluates whether events and circumstances, such as negative operating results or material adverse changes in the business climate, warrant revised estimates of useful lives or an impairment in the carrying value of such goodwill. If such events or circumstances are deemed to be present, the Company utilizes an undiscounted cash flow method to measure an impairment by comparing the carrying value to the fair value of the goodwill. Management has performed a review of all long-lived assets and determined that no impairment of the respective carrying value has occurred as of December 31, 1998 and 1999. At December 31, 2000 the Company deemed an impairment of the carrying value of certain goodwill had occurred and wrote off goodwill relating to the previous acquisitions. (see note 5)

  (j) Income Taxes

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

  (k) Comprehensive Income (Loss)

   The Company accounts for comprehensive income/(loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income." The Company has disclosed its comprehensive income/(loss) in the accompanying statements of stockholders' equity.

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

   A summary of the Company's operations by geographical area for the years ended December 31, 1998, 1999 and 2000 is presented below:

                  United States Europe  Consolidated
                  ------------- ------- ------------
Revenues.........
   2000..........   $179,681    $88,176   $267,857
   1999..........    109,692     60,487    170,179
   1998..........     62,062     21,801     83,863
Long-lived assets
   2000..........   $ 77,699    $20,129   $ 97,828
   1999..........     89,180      9,046     98,226
   1998..........      9,368      4,874     14,242

  (m) New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging

                       RAZORFISH, INC. AND SUBSIDIARIES
activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Hedging Activities, an amendment of FASB Statement No. 133", effective for all interim and annual periods beginning after June 15, 2000. As indicated, SFAS No 138 amends accounting and reporting standards for certain derivative instruments and certain hedging activities. The Company does not expect the adoption of these standards to have a material effect on the Company's results of consolidated operations, financial position, or cash flows.

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

   In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's consolidated financial position or results of operations.

  (n) Reclassifications

   Certain prior year amounts have been reclassified to conform to current year presentation.

2. ACQUISITIONS

   On January 24, 2000, Razorfish acquired all of the outstanding stock of Stockholm-based Qb International Holding AB ("Qb"). Under the terms of the acquisition, Razorfish issued approximately 408,000 shares of its Common Stock valued at $46.36 per share which represents the average closing price of the Company's common stock for several days prior to and subsequent from the date of the agreement and paid $3.1 million in cash for a total purchase price of $22.1 million to Qb's stockholders in exchange for the entire equity interest of Qb International Holding AB. Qb is a Swedish IT/Strategic consulting company and for outstanding warrants to purchase QB's common stock. The transaction was accounted for under the purchase method and as a result of this acquisition, the Company recorded $21.5 million of goodwill which will be amortized over its useful life of 20 years.

   On May 15, 2000, Razorfish issued approximately 141,000 shares of Common Stock valued at $18.89 per share which represents the average closing price of the Company's common stock for several days prior to and subsequent from the date of the agreement for a total purchase price of $2.7 million in exchange to acquire all 28 shares in the capital of Limage Dangereuse Rotterdam B.V visual communications agency based in Rotterdam, The Netherlands. The transaction was accounted for under the purchase method and as a result of this acquisition, the Company recorded $2.7 million of goodwill which will be amortized over its useful life of 20 years.

                       RAZORFISH, INC. AND SUBSIDIARIES

   On August 18, 2000 Razorfish issued approximately 446,000 shares of Common Stock valued at $14.99 per share which represents the average closing price of the Company's common stock for several days prior to and subsequent from the date of the agreement and paid $1.4 million in cash for a total purchase price of $8.1 million to acquire Medialab AG, a Munich based e-business solutions provider. The transaction was accounted for under the purchase method and as a result of this acquisition, the Company recorded $8.7 million of goodwill which will be amortized over its useful life of 15 years.

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

  CHBi Limited

   In May 1998, the Company acquired all of the outstanding stock of London-based CHBi Limited and, concurrently with the acquisition, CHBi Limited changed its name to CHBi Razorfish Ltd. The Company paid total cash consideration of approximately $2.0 million for the purchase of CHBi Limited. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible net assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $2.0 million, which is the excess cost of net assets acquired and is being amortized over a useful life of 20 years. Furthermore, the CHBi Limited Purchase Agreement calls for certain cash earn-out payments to the former stockholders based upon the achievement of targeted operating performance of CHBi Razorfish Ltd. through May 2001. In November 1999, Razorfish paid $.3 million as the first earn-out payment which resulted in additional purchase price and an adjustment to goodwill. Earn-out payments consisting of 800,000 shares of common stock valued at approximately $42 per share, which represents the average closing price for several days prior to the date of the agreement, and approximately $2.0 million to be paid in 2001, have been recorded as additional purchase price and resulted in an adjustment to goodwill during 2000.

                       RAZORFISH, INC. AND SUBSIDIARIES

  Plastic

   In June 1998, the Company formed a subsidiary, Razorfish San Francisco, Inc. ("Razorfish San Francisco"), which acquired substantially all of the net assets of Alpha Online, Inc. d/b/a Plasticweb and Plastic ("Plastic"). In consideration for the net assets acquired, the Company paid approximately $.7 million in cash. The acquisition of the assets has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible net assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $.3 million, which is the excess cost of net assets acquired and is being amortized over a useful life of 20 years. Furthermore, the Plastic Purchase Agreement calls for certain cash earn-out payments to the former stockholders based upon the achievement of targeted operating performance of Razorfish San Francisco through December 2001. Earn-out payments consisting of 600,000 shares of common stock valued at approximately $41 per share, which represents the average closing price of Razorfish's common stock for several days prior to the date of the agreement, have been recorded as additional purchase price and resulted in an adjustment to goodwill during 2000.

  [tag] Media

   In July 1998, the Company formed a subsidiary, Razorfish Los Angeles, Inc. ("Razorfish Los Angeles"), which acquired substantially all of the net assets of Titus Anspach Group, LLC d/b/a [tag] Media ("[tag] Media"). In consideration for the net assets acquired, the Company paid approximately $.3 million in cash. The acquisition of the assets has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $.2 million, which is the excess cost of net assets acquired and is being amortized over a useful life of 20 years. Furthermore, the [tag] Media Purchase Agreement calls for certain cash earn-out payments to the former stockholders based upon the achievement of targeted operating performance of Razorfish Los Angeles through December 2001. Earn-out payments, consisting of 160,000 shares of common stock valued at approximately $48 per share, which represents the average closing price of Razorfish's common stock for several days prior to the date of the agreement, and $1.0 million in cash paid have been recorded as additional purchase price and resulted in an adjustment to goodwill during 2000.

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

  Spray Network AB

   In January 1999, the Company acquired all of the issued and outstanding shares of capital stock of Spray Network AB ("Spray") from Spray Ventures AB and Communicade Inc. ("Communicade", a wholly owned subsidiary of Omnicom Group, Inc.) in exchange for an aggregate of 19,762,068 shares of the Company's Common Stock and 50 shares of the Company's non-voting Class B Common Stock, both instruments valued at $2.78 per share, which represents fair value of the Company's Common Stock or the acquisition date (the "Spray Acquisition"). In addition, Communicade received an option to purchase up to 10% of Razorfish common stock pursuant to a Stockholders Agreement. The shares of Common Stock issued represented 50% of the shares of the Company's Common Stock on a fully diluted basis immediately following the Spray Acquisition. As a result of this acquisition the Company recorded goodwill of approximately $45.6 million, which is the excess cost of net

                       RAZORFISH, INC. AND SUBSIDIARIES
assets acquired and is being amortized over a useful life of 20 years. The Company allocated purchase price of $7.6 million to customer lists which is being amortized over a useful life of 16 years and allocated purchase price of $.9 million to workforce which is being amortized over a useful life of 6 years.

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

  Fuel Inc./Tonga Inc.

   On September 16, 1999, Razorfish acquired all of the outstanding stock of Los Angeles-based Fuel, Inc. and Tonga, Inc. Under the terms of the acquisition, Razorfish issued 1,312,000 shares of its Common Stock, valued at $15.31 per share, which represents the closing price of Razorfish Common Stock on the acquisition date and paid $.8 million in cash to Fuel and Tonga's sole stockholder in exchange for the entire equity interest in Fuel and Tonga. The Fuel and Tonga purchase agreement calls for a stock or cash earn-out payment to the former stockholder, based upon the achievement of certain revenue levels for 1999. As a result of this acquisition the Company recorded goodwill of approximately $21.5 million, which is the excess cost of net assets acquired and is being amortized over a useful life of 20 years. Earn-out payments consisting of approximately 230,000 shares of common stock valued at approximately $46 per share which represents the average closing price of Razorfish common stock for several days prior to the date of the agreement, and $2.0 million in cash paid have been recorded as additional purchase price and resulted in an adjustment to goodwill during 2000.

   These acquisitions have been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the respective acquisition dates. The following reflects the purchase price and related acquisition costs including earn-out agreements and the allocation of the purchase price for the above mentioned acquisitions:

                                             CHBi                             Fuel/
                           Spray     Qb     Limited  Plastic Media  Medialab  Tonga   Other
                          -------  -------  -------  ------- ------ -------- -------  ------
Accounts receivable...... $ 1,725  $ 1,311  $   463  $   238 $   -- $   465  $   426  $  141
Fixed assets.............   1,436      188       44      133     33     279      593     324
Other assets.............   3,359    1,019       --       10     --     822      273     853
Intangible assets........  54,104   21,459   37,888   24,717  8,833   8,683   33,984   7,478
Current liabilities......  (5,684)  (1,886)    (451)      --     --  (1,566)  (1,936)   (606)
                          -------  -------  -------  ------- ------ -------  -------  ------
   Total purchase price.. $54,940  $22,091  $37,944  $25,098 $8,866 $ 8,683  $33,340  $8,190
                          =======  =======  =======  ======= ====== =======  =======  ======

                       RAZORFISH, INC. AND SUBSIDIARIES

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

                                 Year Ended December 31,
                                 ----------------------
                                    1999         2000
                                  --------    ---------
Pro forma:
   Revenues..................... $178,622     $ 271,607
   Net income (loss)............  (14,135)     (148,038)
   Basic net (loss) per share...    (0.17)        (1.57)
   Diluted net (loss) per share.    (0.17)        (1.57)

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

                       RAZORFISH, INC. AND SUBSIDIARIES

   The results of operations for Razorfish, i-Cube, TS Design, and Lee Hunt on a separate company basis for the periods preceding the acquisitions are summarized below (in thousands):

                                         Years Ended  9 Months Ended
                                         December 31, September 30,
                                         ------------ --------------
                                             1998          1999
                                         ------------ --------------
                                                 (unaudited)
           Net revenues
              Razorfish.................   $13,843       $ 46,468
              i-Cube....................    56,793         57,047
              TS Design.................     1,298          1,282
              Lee Hunt Associates, Inc..    11,929         12,677
                                           -------       --------
                  Combined..............   $83,863       $117,474
                                           =======       ========
           Net income (loss):
              Razorfish.................   $    (1)      $  2,071
              i-Cube....................     5,546          6,250
              TS Design, Inc............       228            238
              Lee Hunt Associates, Inc..    (1,698)           (79)
                                           -------       --------
                  Combined..............   $ 4,075       $  8,480
                                           =======       ========

3. RELATED PARTY TRANSACTIONS

  Razorfish Studios

   The Company conducts business with Razorfish Studios ("Studios"). The majority of Studios' common stock is owned by three of the majority stockholders of the Company and certain of these stockholders also hold executive positions at Studios.

   The Company also provides certain overhead and administrative functions for Studios for which the Company is reimbursed. In addition, the Company has provided certain design and consulting services to Studios at discounted billing rates. The total revenue earned was not material to the accompanying consolidated statements of operations. Amounts owed to the Company from Studios for services rendered, reimbursable expenses, and advances totaled $1.3 million and $0, respectively, as of December 31, 1999 and 2000 and are included in due from affiliates in the accompanying balance sheets. Amounts owed to Razorfish Studios from the Company were $.1 million and $0, respectively as of December 31, 1999 and 2000. The Company licenses on a royalty-free basis the "Razorfish" trademark and symbol to Studios pursuant to a trademark license agreement (the "Trademark License"). The Trademark License contains customary provisions giving the Company the ability to control the use of the "Razorfish" trademark by Studios.

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

                       RAZORFISH, INC. AND SUBSIDIARIES

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

4. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                     Year Ended
                                                    December 31,
                                                 -----------------
                                                  1999      2000
                                                 -------  --------
Computer equipment and software................. $11,953  $ 21,629
Equipment under capital leases..................   1,456     1,285
Furniture and fixtures..........................   3,149     5,362
Other property..................................   1,965     3,526
Leasehold improvements..........................   3,819    14,018
                                                 -------  --------
   Total property and equipment.................  22,342    45,820
Less---Accumulated depreciation and amortization  (6,914)  (14,919)
                                                 -------  --------
   Property and equipment, net.................. $15,428  $ 30,901
                                                 =======  ========

   Depreciation expense amounted to $1.9 million, $3.3 million and $7.5 million, respectively, for the years ended December 31, 1998, 1999, and 2000.

5. INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                  Year Ended
                                 December 31,
                               ----------------
                                1999     2000
                               -------  -------
Goodwill...................... $74,374  $61,608
Customer lists................   7,600       --
Workforce.....................     900       --
                               -------  -------
   Total intangible assets....  82,874   61,608
Less--Accumulated amortization  (3,641)  (2,682)
                               -------  -------
   Intangible assets, net..... $79,233  $58,926
                               =======  =======

                       RAZORFISH, INC. AND SUBSIDIARIES

   Amortization expense amounted to $.1 million, $3.5 million and $8.9 million for the years ended December 31, 1998, 1999 and 2000, respectively.

   During the fourth quarter of 2000, the company conducted a strategic review of certain assets because it was experiencing negative operating results during this period. The strategic review triggered an impairment of long-lived assets from previous acquisitions of $126.0 million. The company calculated the present value of expected cash flows of certain business units to determine the fair value of those assets. Accordingly, in the fourth quarter of 2000, the company recorded non-cash impairment charges and wrote down intangible assets from the following acquisitions; Spray, CHBI, Tag Media, Fuel and other acquisitions by $48.3 million, $34.3 million, $8.3 million, $31.1 million and $4.0 million respectively. Included in the writedown of intangibles for the CHBI, Tag Media and Fuel acquisitions were amounts related to earn-out payments made during fiscal year 2000 of $32.6 million, $7.9 million and $11.9 million, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses consist of the following:

                                             Year Ended
                                            December 31,
                                           ---------------
                                            1999    2000
                                           ------- -------
Accounts payable.......................... $20,011 $14,499
Accrued payroll and other payroll expenses   7,569   8,361
Accrued professional fees.................     541     231
Accrued other.............................   7,965   6,530
                                           ------- -------
   Total.................................. $36,086 $29,621
                                           ======= =======

7. INCOME TAXES

   Income (loss) before income taxes and the components of the income tax provision (benefit) for the years ended December 31, 1998, 1999, 2000 are as follows:

                                                           1998   1999      2000
                                                          ------ -------  ---------
Income (loss) before income taxes
   Domestic.............................................. $8,562 $ 2,046  $(138,687)
   International.........................................    356   1,482     (7,289)
                                                          ------ -------  ---------
          Total income (loss) before income taxes........ $8,918 $ 3,528  $(145,976)
                                                          ====== =======  =========
Provision for (benefit from) income taxes:
   Current...............................................
       Federal...........................................  2,944  16,056         --
       State and local...................................    907   1,239        269
       International.....................................     94   2,184      1,571
   Deferred..............................................
       Federal...........................................    695  (1,211)       883
       State and local...................................    203    (208)       151
       International.....................................     --      --         --
                                                          ------ -------  ---------
          Total income tax provision..................... $4,843 $18,060  $   2,874
                                                          ====== =======  =========

                       RAZORFISH, INC. AND SUBSIDIARIES

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

   The tax effects of temporary differences that give rise to a significant portion of the net deferred income tax assets (liabilities) are as follows:

                                                                              Year Ended
                                                                              December 31
                                                                          ------------------
                                                                            1999      2000
                                                                          --------  --------
Net current deferred income tax assets (liabilities)
   Allowances for accounts receivable.................................... $    368  $    612
   Nondeductible accruals................................................      606     2,022
   Tax loss and credit carryforwards.....................................   23,104    55,314
   Other.................................................................      251       204
   Valuation allowance...................................................  (23,104)  (58,152)
                                                                          --------  --------
       Total net current deferred income tax assets (liabilities)........ $  1,225  $     --
                                                                          --------  --------
Net noncurrent deferred income tax assets (liabilities)
   Accrual to cash adjustments...........................................       (2)     (171)
   Depreciation..........................................................     (189)    4,020
   Valuation allowance...................................................             (3,849)
                                                                          --------  --------
       Total net noncurrent deferred income tax assets (liabilities)..... $   (191) $     --
                                                                          --------  --------
       Total net deferred income tax assets (liabilities)................ $  1,034  $     --
                                                                          ========  ========

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

                       RAZORFISH, INC. AND SUBSIDIARIES

   A reconciliation of the difference between the statutory U.S. Federal income tax rate and the Company's effective tax rate follows:

                                                    Year Ended December 31
                                                    --------------------
                                                    1998   1999    2000
                                                    ----   -----   -----
      Statutory federal income tax rate............ 34.0%   35.0%  (35.0)%
      State taxes, net of federal benefit..........  7.9%   11.4%    0.2%
      International operations.....................  0.2%    7.3%    2.8%
      Effect of change from S Corporation..........  5.6%     --      --
      Incentive stock option expense...............  2.2%     --      --
      Research and development credit.............. (1.0)% (13.3)%
      Change in valuation allowance................                  3.9%
      Disallowed expenses..........................  0.7%  162.1%    0.2%
      Deferred tax asset write-off.................   --   270.4%
      Intangible amortization and impairment charge  0.3%   33.6%   29.8%
      Other........................................  4.4%    5.3%
                                                    ----   -----   -----
      Effective tax rate........................... 54.3%  511.8%    1.9%
                                                    ====   =====   =====

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

8. EARNINGS PER SHARE

   The following table reconciles the denominator of the diluted earnings per share computation as shown on the Consolidated Statements of Operations.

                                                  Year Ended December 31,
                                                  -----------------------
                                                   1998    1999    2000
                                                  ------  ------  ------
      Diluted EPS Computation
         Basic common shares outstanding......... 50,054  83,129  93,707
         Effect of common stock options..........  8,059      --      --
                                                  ------  ------  ------
      Diluted common and common equivalent shares 58,113  83,129  93,707
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

                       RAZORFISH, INC. AND SUBSIDIARIES

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

   Information related to all stock options granted by the Company is as follows:

                                                                        Weighted-average
                                                                        exercise price of
                               Number of   Weighted-average   Options        options
                                shares      exercise price  exercisable    exercisable
                               ----------  ---------------- ----------- -----------------
Outstanding, December 31, 1997 12,058,152         1.12       4,708,426       $ 0.66
   Granted....................  2,644,482         4.94
   Exercised.................. (1,436,552)        0.40
   Forfeited/canceled.........   (439,100)        2.85
                               ----------
Outstanding, December 31, 1998 12,826,982         2.08       6,464,650       $ 1.12
   Granted....................  9,803,486        17.85
   Exercised.................. (4,101,732)        1.83
   Forfeited/canceled......... (1,091,718)        6.46
                               ----------
Outstanding, December 31, 1999 17,437,018       $10.02       6,537,042       $ 2.23
                               ==========
   Granted.................... 13,019,680        25.11
   Exercised.................. (6,262,229)         2.6
   Forfeited/canceled......... (4,628,852)       18.56
                               ----------
Outstanding, December 31, 2000 19,565,617       $21.25       6,412,686       $18.95
                               ==========

                       RAZORFISH, INC. AND SUBSIDIARIES

   The following table summarizes information about stock options outstanding at December 31, 2000:

                          Options outstanding              Options exercisable
             --------------------------------------------- --------------------
                                                             Number
               Number                                      Exercisable Weighted
Range of     outstanding Weighted-average                      at      average
exercise     at December    remaining     Weighted-Average  December   exercise
prices        31, 2000   contractual life  Exercise Price   31, 2000    price
------       ----------- ---------------- ---------------- ----------- --------
$0.01-$0.50.    700,185        6.15            $ 0.43         625,216   $ 0.42
0.77-1.15...    168,074        4.63              1.09         168,074     1.09
1.25-9.50...  2,524,752        8.49              5.67       1,075,694     6.11
9.58-17.44..  7,720,018        9.01             13.05       2,109,361    12.78
17.63-39.75.  5,197,939        8.82             32.03       1,861,756    34.13
39.94-55.00.  3,254,649        9.03             40.67         572,585    40.46
             ----------        ----            ------       ---------   ------
$0.01-$55.00 19,565,617        8.76             21.25       6,412,686    18.95
             ==========        ====            ======       =========   ======

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

                                               1998   1999   2000
                                               ----- ------ ------
Expected option term (years) .................   5.0    3.0    5.1
Risk-free interest rate (%)...................   5.0    5.5    5.2
Expected volatility (%).......................  58.7   80.1  541.1
Dividend yield (%)............................    --     --     --
Weighted average fair value of options granted $2.71 $10.21 $25.07

   The Company applies APB Opinion No. 25 and the related Interpretations. Accordingly, no compensation cost has been recognized for option grants. Had compensation cost for these awards been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net income would have been adjusted to the pro forma amounts indicated below:

                                               1998    1999      2000
                                              ------ --------  ---------
Net income (loss)............................
   As reported............................... $4,075 $(14,532) $(148,850)
   Compensation expense for stock options....  3,484   13,267         --
                                              ------ --------  ---------
   Pro forma net income (loss)............... $  591 $(27,799) $(148,850)
                                              ====== ========  =========
Basic earnings (loss) per share as reported . $ 0.08 $  (0.17) $   (1.59)
Pro forma basic earnings (loss) per share.... $ 0.01 $  (0.33) $   (1.59)
Diluted earnings (loss) per share as reported $ 0.07 $  (0.17) $   (1.59)
Pro forma diluted earnings (loss) per share . $ 0.01 $  (0.33) $   (1.59)

                       RAZORFISH, INC. AND SUBSIDIARIES

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

10. COMMITMENTS AND CONTINGENCIES

  Operating Leases

   The Company leases its facilities under operating lease agreements. The following are the future minimum lease payments under operating leases as of December 31, 2000:

2001...... $21,890
2002......  18,108
2003......  14,902
2004......  13,400
2005......  13,847
Thereafter   1,323
           -------
   Total.. $83,470
           =======

   Rent expense was approximately $2.4 million, $5.1 million, and $11.04 million for the years ended December 31, 1998, 1999, and 2000, respectively.

  Employment Agreements

   In October 2000, the Company entered into various employment agreements with certain senior executives, the expirations of which extend through 2004. The aggregate minimum base salaries under these agreements are approximately $1.7 million, for each of the years ended December 31, 2001 through December 31, 2004.

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

                       RAZORFISH, INC. AND SUBSIDIARIES

   On February 12, 2001, in the High Court of England, Razorfish commenced a breach of contract action against Umbro.Com Limited in the high court of England in connection with Umbro.Com's failure to pay to Razorfish fees due. This action was settled on March 20, 2001 for approximately .4 million and was applied to a remaining receivable.

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

   On February 13, 2001, a derivative action was filed in Delaware Chancery Court by Robert C. Nichols on behalf of Razorfish against the members of Razorfish's Board of Directors, alleging breach of the Directors' fiduciary duties of care and of loyalty to Razorfish due to the alleged violations of securities laws based on the alleged failure to properly manage Razorfish including the failure to prevent the alleged false statements made in Razorfish's public disclosures concerning the integration of i-Cube. This action is currently stayed by mutual agreement of the parties pending the outcome of the class action filed in the Southern District of New York. Razorfish believes these allegations are baseless and without merit in law or fact. At present Razorfish is not in a position to predict the outcome of the action. Razorfish intends to defend its interests in the action vigorously.

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

   On July 14, 2000, Razorfish was served with a complaint by IAM.com filed in Los Angeles Superior Court that alleged that Razorfish did not fulfill its duties in connection with work performed for IAM.com. Razorfish sued IAM.com for recovery of monies owed under the contract in New York Supreme Court. In March 2001, both parties' claims were resolved through a payment to Razorfish by IAM. The payment was applied to a remaining receivable.

   On March 17, 2000, a former consultant to Avalanche Solutions, Inc., a majority-owned subsidiary of Razorfish, commenced a legal action against Razorfish in the southern District of New York and other defendants alleging fraud, violation of New York General Business Law Sections 339-a and 352-c, and violation of Rule 10b-5 promulgated under the Securities Exchange Act of 1934. On January 23, 2001, Razorfish was informed that the court intends to grant summary judgement in favor of Razorfish. Razorfish is awaiting the

                       RAZORFISH, INC. AND SUBSIDIARIES
court's written opinion which will set out the court's reasons for granting judgment in favor of Razorfish. Razorfish cannot assure you that the court's opinion will not be appealed.

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

   10.4     Non-competitive Agreement, dated September 18, 1996, between Razorfish and
            Jeffrey A. Dachis.(1)

   10.5     Employment Agreement, dated September 18, 1996, between Razorfish and
            Craig M. Kanarick.(1)

   10.6     Non-competitive Agreement, dated September 18, 1996, between Razorfish and
            Craig M. Kanarick.(1)

   10.7     Employment Agreement, dated June 19, 1997, between Razorfish and Jean-Philippe Maheu.(1)

   10.8     Employment Agreement dated September 1, 2000 between Razorfish and Michael Simon.*

   10.9     Employment Agreement dated September 1, 2000 between Razorfish and Sue Murphree.*

   10.10    Employment Agreement, dated as of October 1, 1998, between Razorfish and Jonas Svensson.(1)

   10.11    Employment Agreement dated as of August 1, 2000, between Razorfish and John Roberts.*

   10.12    Employement Agreement dates as of July 1, 2000 between Razorfish and Jean-Philippe Maheu.*

   10.13    Lease Agreement, dated October 28, 1996, betweenRazorfish and Man Yun Real Estate
            Corporation.(1)

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

Exhibit No.                                            Description
-----------                                            -----------

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

   10.30    Second Amendment to the Subscription and Exchange Agreement, dated December 10, 1998, among Razorfish, Spray Ventures AB,Spray Network AB and Communicade.(1)

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

   10.35    Forms of Voting Agreements.(2)

   10.36    Letter Agreement dated August 8, 1995 between i-Cube and Silicon Valley Bank.(2)

   10.37    Promissory Note dated August 8, 1995 between i-Cube and Silicon Valley Bank.(2)

   10.38    Commercial Security Agreement dated August 8, 1995 between i-Cube and Silicon Valley
            Bank.(2)

Exhibit No.                                        Description
-----------                                        -----------

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

   10.44    Lease Agreement dated as of July 14, 1995 between i-Cube and Riverfront Office Park Joint
            Venture.(2)

   10.45    Amendment No. 1 to Lease Agreement dated as of July 14, 1995 between i-Cube and Riverfront
            Office Park Joint Venture.(2)

   10.46    Sublease dated as of June 19, 1995 between i-Cube and MathSoft, Inc.(2)

   10.47    Employment Agreement as of July 18, 2000 between Razorfish and Craig Kanarick.

   10.48    Separation Agreement dated as of February 8, 2001 between Razorfish and Sue Murphree.*

   10.49    Amendment to employment agreement dated September 1 between Razorfish and Michael Simon.*

   18.1     Letter re: Change in Certifying Accountant.(3)

   21.1     Subsidiaries of Razorfish.*

   23.1     Consent of Arthur Andersen LLP.

--------
* previously filed

(1)Filed as an exhibit to Razorfish's Registration Statement on Form S-1 or amendments thereto declared effective by the Securities and Exchange Commission on April 26, 1999 (File No. 333-71043) and incorporated herein by reference.

(2)Filed as an exhibit to Razorfish's Registration Statement on Form S-4 or amendments thereto declared effective by the Securities and Exchange Commission on October 1, 1999 (File No. 333-87031) and incorporated herein by reference.

(3)Filed as an exhibit to Razorfish's Report on Form 8-K/A that was filed with the Securities and Exchange Commission on June 30, 2000 and incorporated herein by reference.

(4)Filed as exhibit to Razorfish's Report on Form 10-Q that was filed with the Securities and Exchange Commission on August 14, 2000 and incorporated herein by reference.

b) Reports on Form 8-K