Form 10-Q/A
period 2001-03-31
RAZORFISH INC
filed 2001-10-31
CIK 1075088

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                  FORM 10-Q/A

                               -----------------

                                Amendment No. 1

(Mark One)
[_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended March 31, 2001

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from     to

                       Commission File Number 000-25847

                               -----------------

                                RAZORFISH, INC.
            (Exact Name of Registrant as Specified in its Charter)

                               -----------------

           Delaware                       13-3804503
(State or Other Jurisdiction of (I.R.S. Employer Identification
 Incorporation or Organization              Number)

                  32 Mercer Street, New York, New York, 10013
         (Address of Principal Executive Offices, Including Zip Code)

                                (212) 966-5960
             (Registrant's Telephone Number, Including Area Code)

                                      N/A
                    (Former Name, Former Address And Former
                  Fiscal Year, if Changed Since Last Report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

   The number of shares outstanding of the Registrant's Class A Common Stock as of May 9, 2001 was 97,785,665.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                RAZORFISH, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION...........................................................

Item 1.  Unaudited Consolidated Financial Statements.....................................  3

         Consolidated Balance Sheets as of December 31, 2000 (audited) and March 31, 2001  3

         Consolidated Statements of Operations for the Three Months Ended March 31, 2000
         and 2001........................................................................  4

         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000
         and 2001........................................................................  5

         Notes to Consolidated Financial Statements......................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations......................................................................

PART II. OTHER INFORMATION...............................................................

Item 2.  Changes in Securities and Use of Proceeds.......................................  8

Item 6.  Exhibits and Reports on Form 8-K................................................  14

Signatures

Exhibit Index

                         PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

                       RAZORFISH, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                                         December 31,  March 31,
                                                                                                             2000        2001
                                                                                                         ------------ -----------
                                                                                                                      (unaudited)
                                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................................................................  $  51,483    $  30,337
  Accounts receivable, net of allowance for doubtful accounts of $4,954 and $4,714 at December 31, 2000
   and March 31, 2001, respectively.....................................................................     37,499       33,480
  Unbilled revenues.....................................................................................      7,713        5,558
  Prepaid expenses and other current assets.............................................................      5,560        5,257
                                                                                                          ---------    ---------
   Total current assets.................................................................................    102,255       74,632
Property and Equipment, net of accumulated depreciation of $14,919 and $16,524 at December 31, 2000 and
 March 31, 2001 respectively............................................................................     30,901       30,473
Intangibles, net of accumulated amortization of$2,682 and$3,624 at December 31, 2000 and March 31,
 2001, respectively.....................................................................................     58,926       57,985
Loan to Affiliate.......................................................................................      3,872        3,872
Other Assets............................................................................................      9,001        9,018
                                                                                                          ---------    ---------
   Total assets.........................................................................................  $ 204,955    $ 175,980
                                                                                                          =========    =========
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.................................................................  $  27,621    $  25,699
  Income taxes payable..................................................................................      1,815        2,532
  Deferred revenues.....................................................................................      1,928        3,153
  Deferred rent.........................................................................................      2,407        1,210
                                                                                                          ---------    ---------
   Total current liabilities............................................................................     33,771       32,594
Long-term Obligations...................................................................................        986          651
Minority Interest.......................................................................................      1,047          937
                                                                                                          ---------    ---------
   Total liabilities....................................................................................     35,804       34,182
                                                                                                          ---------    ---------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock $.01 par value; 10,000,000 shares authorized; none issued or outstanding..............         --           --
   Common stock:
    Class A $.01 par value; 200,000,000 shares authorized; 97,857,071 and 97,863,989 issued at
     December 31, 2000 and March 31, 2001, respectively.................................................        979          979
    Class B, $.01 par value; 50 shares authorized, issued, and outstanding at December 31, 2000 and
     March 31, 2001.....................................................................................         --           --
  Receivable from stockholder...........................................................................       (533)          --
  Additional paid-in capital............................................................................    320,358      320,365
  Accumulated other comprehensive income................................................................       (498)      (3,493)
  Retained earnings (deficit)...........................................................................   (150,567)    (175,465)
  Treasury stock at cost; shares at December 31, 2000 and March 31, 2001................................       (588)        (588)
                                                                                                          ---------    ---------
   Total stockholders' equity...........................................................................    169,151      141,798
                                                                                                          ---------    ---------
   Total liabilities and stockholders' equity...........................................................  $ 204,955    $ 175,980
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

                       RAZORFISH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                            Three Months Ended
                                                March 31,
                                            -----------------
                                              2000     2001
                                            -------  --------
                                               (unaudited)
Revenues................................... $64,116  $ 42,660
Project personnel costs....................  29,863    28,857
                                            -------  --------
   Gross profit............................  34,253    13,803
Sales and marketing........................   4,080     4,652
General and administrative.................  20,381    20,508
Restructuring costs........................      --    12,777
Amortization of intangibles................   1,986       937
                                            -------  --------
   Income from operations..................   7,806   (25,071)
Other income, net..........................   1,006       313
                                            -------  --------
   Income before income taxes..............   8,812   (24,758)
Provision for income taxes.................   4,319       140
                                            -------  --------
   Net income.............................. $ 4,493  $(24,898)
                                            =======  ========
Earnings per share:........................
   Basic................................... $  0.05  $  (0.25)
                                            =======  ========
   Diluted................................. $  0.05  $  (0.25)
                                            =======  ========
Weighted average common shares outstanding:
   Basic...................................  91,027    97,706
                                            =======  ========
   Diluted.................................  99,537    97,706
                                            =======  ========


The accompanying notes are an integral part of these consolidated financial statements.

                       RAZORFISH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                               --------------------
                                                                                                  2000       2001
                                                                                               ----------- --------
                                                                                               (unaudited)
Cash Flows From Operating Activities:
  Net income (loss)...........................................................................   $ 4,493   $(24,898)
  Adjustments to reconcile net income to net cash used in by operating activities--
   Depreciation and amortization..............................................................     4,612      2,545
   Minority interest..........................................................................        --       (110)
   Tax benefit due to stock option exercise...................................................     3,488         --
   Increase in deferred tax assets............................................................       382         --
   Changes in operating assets and liabilities, net of acquisitions:
    Accounts receivable.......................................................................    (4,834)     4,019
   Unbilled revenues..........................................................................    (7,624)     2,155
   Prepaid expenses and other current assets..................................................    (1,450)       303
   Due from affiliate.........................................................................      (147)        --
   Other assets...............................................................................      (164)      (165)
   Accounts payable and accrued expenses......................................................    (6,432)    (1,915)
   Deferred revenues..........................................................................     1,079      1,225
   Deferred tax liabilities...................................................................       866         --
   Income taxes payable.......................................................................    (6,955)       717
   Deferred rent..............................................................................       198     (1,197)
   Other liabilities..........................................................................     5,548         --
                                                                                                 -------   --------
    Net cash used in operating activities.....................................................    (6,940)   (17,321)
                                                                                                 -------   --------
Cash Flows From Investing Activities:
  Capital expenditures........................................................................    (3,615)    (1,176)
   Earn out payments associated with acquisitions.............................................    (1,000)        --
  Acquisitions of subsidiaries, net of cash acquired..........................................    (2,248)        --
                                                                                                 -------   --------
   Net cash used in investing activities......................................................    (6,863)    (1,176)
                                                                                                 -------   --------
Cash Flows From Financing Activities:
  Deferred registration costs.................................................................       (76)        --
  Proceeds payments to long--term obligations.................................................    (1,654)      (335)
  Repayment of stockholder's loan.............................................................      --          681
   Proceeds from exercise of stock options....................................................     5,851         --
                                                                                                 -------   --------
    Net cash provided by financing activities.................................................     4,121        346
                                                                                                 -------   --------
Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................       507     (2,995)
                                                                                                 -------   --------
  Net decrease in cash and cash equivalents...................................................    (9,175)   (21,146)
                                                                                                           --------
Cash and Cash Equivalents, Beginning of Period................................................    98,798     51,483
                                                                                                 -------   --------
Cash and Cash Equivalents, End of Period......................................................   $89,623   $ 30,337
                                                                                                 =======   ========
Supplemental Disclosures of Non-cash Investing Activities
  Fair market value of common stock issued for earn out payments associated with acquisitions.   $76,683         --
  Fair market value of common stock issued for acquisitions...................................   $18,915         --

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

3. RESTRUCTURING COSTS

   During the first quarter 2001, the Company recorded restructuring costs of approximately $12.8 million consisting of $10.6 million for workforce reductions and $2.2 million for consolidation of facilities. The restructuring plan resulted in the termination of approximately 660 personnel (530 of whom were project personnel and 130 of whom were sales and marketing and general and administrative personnel). The estimated costs for consolidation of facilities is comprised of contractual rental commitments under real estate leases for unutilized office space offset by estimated future sub-lease income.

   Restructuring costs as of March 31, 2001 were as follows (in millions):

                                               Balance at
                                  Expense Cash  3/31/01
                       -          ------- ---- ----------
                       Workforce.  $10.6  $8.2    $2.4
                       Facilities    2.2   0.7     1.5
                                   -----  ----    ----
                          Total..  $12.8  $8.9    $3.9
                                   =====  ====    ====

4. EARNINGS PER SHARE

   The following table reconciles the denominator of the diluted earnings per share computation as shown on the Consolidated Statements of Operations.

                                                  Three Months
                                                 Ended March 31,
                                                 ---------------
                                                   2000    2001
                                                 -------  ------
                                                   (unaudited)
Diluted EPS Computation
Basic common shares outstanding................. 91,027   97,706
Effect of common stock options..................  8,510       --
                                                 -------  ------
   Diluted common and common equivalent shares.. 99,537   97,706
                                                 =======  ======

578,760 of options were in the money and exercisable, but their effect would have been anti-dilutive and as such, have been excluded from the calculation of earnings per share.

5. COMPREHENSIVE INCOME

   The components of comprehensive income are as follows:

                                        Three Months Ended
                                            March 31,
                                        -----------------
                                         2000      2001
                                        ------   --------
Net income............................. $4,493   $(24,898)
Foreign currency translation adjustment    142     (2,996)
                                        ------   --------
   Comprehensive income (loss)......... $4,635   $(27,894)
                                        ======   ========

6. LEGAL PROCEEDINGS

   On February 13, 2001, a shareholders' derivative action was filed in Delaware Chancery Court by Robert C. Nichols on behalf of Razorfish against the members of Razorfish's Board of Directors, alleging breach of the Directors' fiduciary duties of care and duty of loyalty to Razorfish due to the alleged violations of securities laws based on the alleged failure to properly manage Razorfish including the failure to prevent the alleged false statements made in Razorfish's public disclosures concerning the integration of i-Cube. The plaintiffs in this action are seeking to direct the defendants to account to Razorfish for damages and establish adequate compliance programs to ensure that Razorfish complies with its disclosure obligations under federal securities laws. This action is currently stayed by mutual agreement of the parties pending the outcome of the class action filed in the Southern District of New York. At present, Razorfish is not in a position to predict the outcome of this action. Razorfish intends to defend its interests in the action vigorously.

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

   On March 8, 2001, Shearwarter Partners, LLC ("Shearwater") filed a complaint against Razorfish in the United states District Court for the Northern district of California alleging that Razorfish breached the terms of a lease for a space in San Francisco, California. Shearwater claims that Razorfish did not meet certain construction deadlines and attempts to terminate the lease, accelerate the lease terms and sue Razorfish for both damages prior to the rent commencement date and damages provided for in the lease. At present, Razorfish is not in a position to predict the outcome of this action. Razorfish intends to defend its interests in the action vigorously.

   On March 21, 2001, Razorfish filed a complaint against EuroTel in the city court of Prague in the Czech Republic. In the action, Razorfish asserts that EuroTel failed to pay invoices in the aggregate amount of $2.0 million and seeks to recover all monies due together with interest and attorney's fees. Razorfish provided consulting services to EuroTel on the creation of a WEB and WAP portal.

7. RECENT ACCOUNTING PRONOUNCEMENTS

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

 . charges relating to strategic acquisitions; and

 . pricing changes in the information technology services market.

   The Company expects this trend to continue.

  Results of operations

  Revenues

   The Company's revenues decreased $21.4 million, or 33.4%, to $42.7 million for the three months ended March 31, 2001 from $64.1 million for the comparable period in 2000. This decrease in revenue was primarily due to significant reduction in demand for services experienced by consultants which provide similar services to Razorfish. The Company's average bill rate for its services was relatively similar during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, therefore the decline was predominately due to lower volume. We expect this market to remain volatile and can give no assurance that the decline in our revenues will not continue in future periods.

  Project personnel costs

   The Company's project personnel costs decreased $.9 million, or 3.0%, to $28.9 million for the three months ended March 31, 2001 from $29.9 million for the comparable period in 2000. The decrease is due a reduction in workforce of 318 billable employees from an average headcount of 1,552 billable employees at January 1, 2001 to an average headcount of 1,234 billable employees at March 31, 2001 as a part of Razorfish's ongoing restructuring plan which was implemented due to reduced revenue levels.

  Sales and marketing

   The Company's sales and marketing costs increased $.6 million, or 14.6%, to $4.7 million for the three months ended March 31, 2001 from $4.1 million for the comparable period in 2000. The increase in sales and marketing costs is due to Razorfish's efforts to promote and sell its services, including costs related to Razorfish's rebranding project, in order to generate additional revenues.

  General and administrative

   The Company's general and administrative expenses increased $.1 million, or .5%, to $20.5 million for the three months ended March 31, 2001 from $20.4 million for the comparable period in 2000. The increase in general and administrative expenses was a result of increases, such as, rent expense, equipment rental, and depreciation.

  Restructuring charge

   The Company's restructuring charge of $12.8 million is comprised of charges of approximately $8.2 million of severance expenses paid during the first quarter of 2001, approximately $2.4 million in accrued severance expenses which were paid during April 2001 and approximately $2.2 million of expenses relating to future lease payments on property no longer occupied by Razorfish. The restructuring plan resulted in the termination of approximately 660 personnel (530 of whom were project personnel and 130 of whom were sales and marketing and general and administrative personnel). We realized cost savings from these actions of approximately $15.0 million for the three months ended March 31, 2001 and we expect annual cost savings of $70.0 to $75.0 million of which approximately 75% relates to project personnel costs, 7% to sales and marketing costs and 18% to general and administrative costs, including facilities savings. If we believe that our current restructuring efforts are insufficient to help us achieve profitability, we may have to implement additional restructuring efforts. The restructuring plan has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources.

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

Item 6. Exhibits and Reports on Form 8-K.

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

Exhibit No.                                           Description
-----------                                           -----------

   10.51    Lease Agreement, dated October 30, 2000, between Shearwater Partners, LLC and Razorfish, Inc.(6)

   10.52    Lease Agreement, dated August 3, 2000, by and between Wittayu Realty Ltd., Razorfish Ltd. and
              Razorfish, Inc.(6)

   10.53    Separation Agreement between Razorfish, Inc. and Jeffrey A. Dachis, dated May 2, 2001.*

   10.54    Separation Agreement between Razorfish, Inc. and Craig M. Kanarick, dated May 2, 2001.*

    18.1    Letter re: Change in Certifying Accountant.(3)

    21.1    Subsidiaries of Razorfish.(6)

    99.1    Press release dated May 3, 2001.*

--------
 * Previously filed.
(1)Filed as an exhibit to Razorfish's Registration Statement on Form S-1 or amendments thereto declared effective by the Securities and Exchange Commission on April 26, 1999 (File No. 333-71043) and incorporated herein by reference.
(2)Filed as an exhibit to Razorfish's Registration Statement on Form S-4 or amendments thereto declared effective by the Securities and Exchange Commission on October 1, 1999 (File No. 333-87031) and incorporated herein by reference.
(3)Filed as an exhibit to Razorfish's Report on Form 8-K/A that was filed with the Securities and Exchange Commission on June 30, 2000 and incorporated herein by reference.
(4)Filed as exhibit to Razorfish's Report on Form 10-Q that was filed with the Securities and Exchange Commission on August 14, 2000 and incorporated herein by reference.
(5)Filed as an exhibit to Razorfish's Report on Form 10-K that was filed with the Securities and Exchange Commission on April 2, 2001 and incorporated herein by reference.
(6)Filed as an exhibit to Razorfish's Report on Form 10-K/A, Amendment No. 1, that was filed with the Securities and Exchange Commission on April 30, 2001 and incorporated herein by reference.

   (b) Reports on Form 8-K.

   None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on October 31, 2001.

                                          RAZORFISH, INC.



       By: /S/ JEAN-PHILIPPE MAHEU            Chief Executive Officer
    ------------------------------
               Jean-Philippe Maheu

       By: /S/ JOHN J. ROBERTS                Chief Financial Officer
    ------------------------------              (Principal Financial and
               John J. Roberts                  Accounting Officer)