Form 10-Q/A
period 2001-06-30
RAZORFISH INC
filed 2001-10-31
CIK 1075088

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                  FORM 10-Q/A

                                Amendment No. 1

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

   The number of shares outstanding of the Registrant's Class A Common Stock as of August 9, 2001 was 101,877,716.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                RAZORFISH, INC.

                        QUARTERLY REPORT ON FORM 10-Q/A

                               TABLE OF CONTENTS

                                                                           Page
PART I   FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements......................   3

         Consolidated Balance Sheets as of December 31, 2000 (audited) and
         June 30, 2001....................................................   3

         Consolidated Statements of Operations for the Three and Six Month
         Periods Ended June 30, 2000 and 2001.............................   4

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2000 and 2001...........................................   5

         Notes to Consolidated Financial Statements.......................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................  17

Item 5.  Other Events.....................................................  18

Item 6.  Exhibits and Reports on Form 8-K.................................  27

Signatures

Exhibit Index

                         PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

RAZORFISH, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)

                                                                                     December 31,  June 30,
                                                                                         2000        2001
                                       ASSETS                                        ------------ -----------
                                                                                                  (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents..........................................................  $  51,483    $  15,125
 Accounts receivable, net of allowance for doubtful accounts of $4,954 and $3,670 at
   December 31, 2000 and June 30, 2001, respectively................................     37,499       19,545
 Unbilled revenues..................................................................      7,713        3,795
 Prepaid expenses and other current assets..........................................      5,560        5,774
                                                                                      ---------    ---------
   Total current assets.............................................................    102,255       44,239
Property And Equipment, net of accumulated depreciation of $14,919 and..............
$3,555 at December 31, 2000 and June 30, 2001, respectively.........................     30,901        8,455
Intangibles, net of accumulated amortization of $2,682 and $0 at....................
December 31, 2000 and June 30, 2001, respectively...................................     58,926           --
Loan To Affiliate...................................................................      3,872           --
Other Assets........................................................................      9,001        5,795
                                                                                      ---------    ---------
   Total assets.....................................................................  $ 204,955    $  58,489
                                                                                      =========    =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued expenses..............................................  $  27,621    $  30,016
 Income taxes payable...............................................................      1,815           --
 Deferred revenues..................................................................      1,928        1,983
 Other current liabilities..........................................................      2,407          831
                                                                                      ---------    ---------
   Total current liabilities........................................................     33,771       32,830
Long-term Obligations...............................................................        986       18,571
Minority Interest...................................................................      1,047          753
                                                                                      ---------    ---------
   Total liabilities................................................................     35,804       52,154
                                                                                      ---------    ---------

Commitments And Contingencies
Stockholders' Equity:
 Preferred stock $.01 par value; 10,000,000 shares authorized; none issued or
   outstanding......................................................................         --           --
   Common stock:
     Class A $.01 par value; 200,000,000 shares authorized; 97,857,071 and
       100,003,139 issued at December 31, 2000 and June 30, 2001, respectively......        979        1,000
     Class B, $.01 par value; 50 shares authorized, issued, and outstanding at
       December 31, 2000 and June 30, 2001..........................................         --           --
 Receivable from stockholder........................................................       (533)          --
 Additional paid-in capital.........................................................    320,358      322,770
 Deferred compensation..............................................................         --         (655)
 Accumulated other comprehensive income.............................................       (498)      (3,615)
 Retained earnings (deficit)........................................................   (150,567)    (312,577)
 Treasury stock at cost; 73,584 shares at December 31, 2000 and June 30, 2001.......       (588)        (588)
                                                                                      ---------    ---------
   Total stockholders' equity.......................................................    169,151        6,335
                                                                                      ---------    ---------
   Total liabilities and stockholders' equity.......................................  $ 204,955    $  58,489
                                                                                      =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                       RAZORFISH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                             Three Months Ended  Six Months Ended
                                                                  June 30,           June 30,
                                                             -----------------  ------------------
                                                              2000     2001       2000     2001
                                                             ------- ---------  -------- ---------
Revenues.................................................... $76,560 $  28,712  $140,676 $  71,372
Project personnel costs.....................................  36,391    18,562    66,254    47,419
                                                             ------- ---------  -------- ---------
   Gross profit.............................................  40,169    10,150    74,422    23,953
Sales and marketing.........................................   4,871     1,777     8,951     6,429
General and administrative (exclusive of non-cash
  compensation expense of $260, for the three and six months
  ended June 30, 2001)......................................  23,690    14,826    44,071    35,334
Provision for doubtful accounts.............................     668        --       668        --
Non-cash compensation expense...............................      --       260        --       260
Restructuring Costs.........................................      --    70,040        --    82,817
Impairment Loss.............................................      --    60,116        --    60,116
Amortization of Intangibles.................................   2,166       822     4,152     1,759
                                                             ------- ---------  -------- ---------
Income/(loss) from operations...............................   8,774  (137,691)   16,580  (162,762)
Other income, net...........................................   1,230       365     2,236       678
                                                             ------- ---------  -------- ---------
   Income/(loss) before income taxes........................  10,004  (137,326)   18,816  (162,084)
Provision for/(benefit from) income taxes...................   4,869      (214)    9,188       (74)
                                                             ------- ---------  -------- ---------
   Net income/(loss)........................................ $ 5,135 $(137,112) $  9,628 $(162,010)
                                                             ======= =========  ======== =========
Earnings per share:
   Basic.................................................... $   .06 $   (1.40) $    .11 $   (1.65)
                                                             ======= =========  ======== =========
   Diluted.................................................. $   .05 $   (1.40) $    .10 $   (1.65)
                                                             ======= =========  ======== =========
Weighted average common shares outstanding:
   Basic....................................................  91,483    98,158    90,687    98,033
   Diluted..................................................  96,508    98,158    97,585    98,033

The accompanying notes are an integral part of these consolidated financial statements.

                       RAZORFISH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                               ---------------------
                                                                                                  2000       2001
                                                                                               ----------- ---------
                                                                                               (unaudited)
Cash Flows from Operating Activities:
Net income (loss).............................................................................  $  9,628   $(162,010)
Adjustments to reconcile net income to net cash used in by operating activities--
  Provision for doubtful accounts.............................................................       668          --
  Depreciation and amortization...............................................................     7,711       4,323
  Minority interest...........................................................................     1,431        (294)
  Non-cash compensation expense...............................................................        --         260
  Tax benefit due to stock option exercise....................................................     4,915          --
  Increase in deferred tax assets.............................................................       926          --
  Impairment Loss.............................................................................        --      60,116
  Non-cash restructuring costs................................................................        --      57,457
  Changes in operating assets and liabilities, net of acquisitions:
   Accounts receivable........................................................................   (16,886)     15,350
   Unbilled revenues..........................................................................    (5,944)      2,766
   Prepaid expenses and other current assets..................................................    (5,370)     (1,009)
   Due from affiliate.........................................................................      (159)         --
   Other assets...............................................................................     2,715          58
   Accounts payable and accrued expenses......................................................      (175)     (6,617)
   Deferred revenues..........................................................................     1,223          55
   Deferred tax liabilities...................................................................     2,037          --
   Increase in other liabilities..............................................................                   329
   Income taxes payable.......................................................................    (8,745)     (1,815)
   Deferred rent..............................................................................      (363)         --
   Due to related party.......................................................................       (97)         --
                                                                                                --------   ---------
    Net cash used in operating activities.....................................................    (6,485)    (31,031)
                                                                                                --------   ---------
Cash Flows from Investing Activities:
  Capital expenditures........................................................................    (7,458)     (2,575)
   Earn out payments associated with acquisitions.............................................    (1,000)         --
                                                                                                --------   ---------
    Net cash used in investing activities.....................................................    (8,458)     (2,575)
                                                                                                --------   ---------
Cash Flows from Financing Activities:
  Deferred registration costs.................................................................       (76)         --
  Payments under capital lease obligation.....................................................      (181)         --
  Repayment of stockholder's loan.............................................................        --         681
   Payments of long term obligations..........................................................                  (726)
   Proceeds from exercise of stock options....................................................     5,421         410
                                                                                                --------   ---------
    Net cash provided by financing activities.................................................     5,164         365
                                                                                                --------   ---------
Effect of Exchange Rate Changes on Cash and Cash Equivalents..................................       591      (3,117)
                                                                                                --------   ---------
    Net decrease in cash and cash equivalents.................................................    (9,188)    (36,358)
                                                                                                --------   ---------
Cash and Cash Equivalents, Beginning of Period................................................    98,798      51,483
                                                                                                --------   ---------
Cash and Cash Equivalents, End of Period......................................................  $ 89,610   $  15,125
                                                                                                ========   =========
Supplemental Disclosures of Non-Cash Investing Activities
  Fair market value of common stock issued for earn out payments associated with acquisitions.  $ 76,683   $
  Fair market value of common stock issued for acquisitions...................................  $ 21,907          --

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

3. IMPAIRMENT LOSS

   During the second quarter of 2001, the Company conducted a strategic review of certain assets because its revenue declined significantly during this period. The strategic review triggered an impairment of long-lived assets of $60.1 million comprised of intangible assets of $57.1 million and investments of $3.0 million. The Company calculated the present value of expected cash flows of certain business units to determine the fair value of those assets. Accordingly, in the second quarter of 2001, the Company recorded a non-cash impairment loss and wrote down intangible assets from the following acquisitions; Plastic ($22.7million), Qb International ($18.2 million), Medialab ($8.7 million), Limage ($4.5 million) and other acquisitions ($3.0 million).

4. RESTRUCTURING COSTS

   During the second quarter 2001, the Company recorded restructuring costs of approximately $70.0 million consisting of $14.6 million for workforce reductions, $34.1 million for consolidation of facilities and $21.3 for other depreciable assets. The Company took significant actions to reduce its operating cost structure and to better align that cost structure with the expected demand for its services. The restructuring plan resulted in the termination of approximately 600 personnel (420 of whom were project personnel and 180 of whom were sales, marketing, general and administrative personnel) and the elimination of the Helsinki, Finland and Milan, Italy offices. The estimated costs for consolidation of facilities is comprised of contractual rental commitments under real estate leases and equipment leases for unutilized office space and equipment offset by estimated future sub-lease income. Included within the workforce portion of restructuring costs is a charge of $3.9 million related to the write-off of the loan to affiliate. This loan was personally guaranteed by the company's two founders and as a part of their separation agreements, dated May 3, 2001, the personal guarantee was released as a part of the consideration for the waiver of certain termination benefits under each founder's employment contract.

   Restructuring costs as of June 30, 2001 were as follows (in millions):

                                                                          Utilization
                                                      Balance of         -------------- Balance at
                                                       3/31/01   Expense Non-Cash Cash   6/30/01
                                                      ---------- ------- -------- ----- ----------
Workforce............................................    $2.4     $14.6   $ 4.7   $11.9   $ 0.4
Facilities...........................................     1.5      34.1     8.4     3.7    23.5
Depreciable assets...................................      --      21.3    21.3      --     0.0
                                                         ----     -----   -----   -----   -----
   Total.............................................    $3.9     $70.0   $34.4   $15.6   $23.9
                                                         ====     =====   =====   =====   =====
Current portion (included in accrued expenses).......                                       7.5
                                                                                          -----
Long-term portion (included in long-term obligations)                                     $16.4
                                                                                          =====

5. EARNINGS PER SHARE

   The following table reconciles the denominator of the diluted earnings per share computation as shown on the Consolidated Statements of Operations.

                                                        Three Months Ended Six Months Ended
                                                             June 30,          June 30,
                                                        ------------------ ----------------
                                                          2000      2001     2000    2001
                                                        --------  -------  -------  -------
                                                           (unaudited)       (unaudited)
Diluted EPS Computation
   Basic common shares outstanding.....................   91,483   98,158   90,687   98,033
   Effect of common stock options......................    5,025       --    6,898       --
                                                        --------  -------  -------  -------
       Diluted common and common equivalent shares.....   96,508   98,158   97,585   98,033
                                                        --------  -------  -------  -------

1,082,810 and 1,426,086 options were in the money and exercisable, for the three month period ended June 30, 2001 and the six month period ended June 30, 2001, respectively, but their effect would have been anti-dilutive and as such, they have been excluded from the calculation of earnings per share.

6. COMPREHENSIVE INCOME

   The components of comprehensive income are as follows:

                                        Three Months Ended  Six Months Ended
                                             June 30,           June 30,
                                        -----------------  -----------------
                                         2000     2001      2000     2001
                                        ------  ---------  ------- ---------
Net income (loss)...................... $5,135  $(137,112) $ 9,628 $(162,010)
Foreign currency translation adjustment    449       (122)     591    (3,117)
                                        ------  ---------  ------- ---------
   Comprehensive income (loss)......... $5,584  $(137,234) $10,219 $(165,127)
                                        ------  ---------  ------- ---------

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

   On May 21, 2001, the United States District Court for the Southern District of New York informed the parties that it intends to dismiss the consolidated securities class action initially filed on December 13, 2000 against Razorfish and certain of Razorfish's current and former officers and directors. The lawsuit alleged violations of securities laws based on alleged false statements made in Razorfish's public disclosures concerning the integration if I-Cube, accompany acquired by Razorfish in 1999. The Court informed the parties of its decision by telephone and indicated that its opinion would be issued at a later date. Plaintiffs may seek reconsideration of or appeal the decision after the opinion is issued.

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

8. RECENT ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1,2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 will have on its results of operations and financial position.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

   Statements in this quarterly report about our future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements within the meaning of the Private
SecuritiesLitigation Reform Act of 1995.

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

   In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expects," "plans," "intends,""anticipates," "believes," "estimates," "predicts,"
"potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases.

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

Overview

   Razorfish's services employ digital technology to address a wide range of its clients needs, from business and brand strategy to system integrations. From its founding in 1995 to the present, Razorfish has provided its clients with services designed to enhance communications and commerce with their customers,suppliers, employees and other parties through the use of digital technology. Razorfish currently has offices in seven countries and the cities of Amsterdam, Boston, Frankfurt, Hamburg, Los Angeles, London, Munich, New York City, Oslo, San Francisco, San Jose, Stockholm, and Tokyo.

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

Project personnel costs

   The Company's project personnel costs decreased $17.8 million, or 49.0%, to $18.6 million for the three months ended June 30, 2001 from $36.4 million forth comparable period in 2000. The decrease is due to a reduction in workforce from an average headcount of 1,234 billable employees at March 31, 2001 to an average headcount of 761 billable employees at June 30, 2001 as a part of Razorfish's restructuring plan which was implemented due to reduced revenue levels.

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

General and administrative

   The Company's general and administrative expenses decreased $8.8 million, or 37.4%, to $14.8 million for the three months ended June 30, 2001 from $23.7 million for the comparable period in 2000. The decrease in general and administrative expenses was a result of a reduction in the non-billable workforce as well as a decrease in the operational expenses related to an overall workforce reduction including, rent expense, equipment rental, and depreciation related to the Company's restructuring plan.

Restructuring charge

   During the second quarter 2001, the Company recorded restructuring costs of approximately $70.0 million consisting of $14.6 million for workforce reductions, $34.1 million for consolidation of facilities and $21.3 for other depreciable assets. The Company took significant actions to reduce its operating cost structure and to better align that cost structure with the expected demand for its services. The restructuring plan resulted in the termination of approximately 600 personnel (420 of whom were project personnel and 180 of whom were sales and marketing and general and administrative personnel) and the elimination of the Helsinki, Finland and Milan, Italy offices. The estimated costs for consolidation of facilities is comprised of contractual rental commitments under real estate leases and equipment leases for unutilized office space and equipment offset by estimated future sublease income. Included within the workforce portion of restructuring costs is a charge of $3.9 million related to the write-off of the loan to affiliate. This loan was personally guaranteed by the company's two founders and as a part of their separation agreements, dated May 3, 2001, the personal guarantee was released as a part of the consideration for the waiver of certain termination benefits under each founder's employment contract. We realized cost savings from these actions of approximately $12.0 million for the three months ended June 30, 2001 and we expect annual cost savings of $70.0 to $75.0 million of which approximately 60% relates to project personnel costs, 10% to sales and marketing costs and 30% to general and administrative costs, including facilities savings. If we believe that our current restructuring efforts are insufficient to help us achieve profitability, we may have to implement additional restructuring efforts. The restructuring plan has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources.

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

Income Taxes

   The effective income tax rate was 0% and 49% for the three months ended June 30, 2001 and 2000, respectively. The differences in the effective tax rate forth periods was due to the net loss Razorfish incurred in the second quarter of 2001 as compared to net income in for the comparable period in 2000. Due to the net loss in 2001, Razorfish has not booked a tax provision and has booked a valuation allowance for tax benefits generated this period.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Revenues

   The Company's revenues decreased $69.4 million, or 49.3%, to $71.3 million forth six months ended June 30, 2001 from $140.7 million for the comparable period in 2000. This decrease in revenue is primarily due to the significant reduction in demand for services experienced by consultants who provide similar services to Razorfish. We expect this market to remain volatile and can give no assurance that the decline in our revenues will not continue in future periods.

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

Restructuring charge

   During the first half of 2001, the Company recorded restructuring costs of approximately $82.8 million consisting of $25.2 million for workforce reductions, $36.3 million for consolidation of facilities and $21.3 for other depreciable assets. The Company took significant actions to reduce its operating cost structure and to better align that cost structure with the expected demand for its services. The restructuring plan resulted in the termination of approximately 1260 personnel (950 of whom were project personnel and 310 of whom were sales and marketing and general and administrative personnel) and the elimination of the Helsinki, Finland and Milan, Italy offices. The estimated costs for consolidation of facilities is comprised of contractual rental commitments under real estate leases and equipment leases for unutilized office space and equipment offset by estimated future sub-lease income. Included within the workforce portion of restructuring costs is a charge of $3.9 million related to the write-off of the loan to affiliate. This loan was personally guaranteed by the company's two founders and as a part of their separation agreements, dated May 3, 2001, the personal guarantee was released as a part of the consideration for the waiver of certain termination benefits under each founder's employment contract. We realized cost savings from these actions of approximately $27.0 million for the six months ended June 30, 2001 and we expect annual cost savings of $140.0 to $150.0 million of which approximately 68% relates to project personnel costs, 8% to sales and marketing costs and 24% to general and administrative costs, including facilities savings. If we believe that our current restructuring efforts are insufficient to help us achieve profitability, we may have to implement additional restructuring efforts. The restructuring plan has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources.

Impairment loss

   During the second quarter of 2001, the Company conducted a strategic review of certain assets because its revenue declined significantly during this period. The strategic review triggered an impairment of long-lived assets of $60.1 million comprised of intangible assets of $57.1 million and investments of $3.0 million. The Company calculated the present value of expected cash flows of certain business units to determine the fair value of those assets. Accordingly, in the second quarter of 2001, the Company recorded a non-cash impairment loss and wrote down intangible assets from the following acquisitions; Plastic ($22.7million), Qb International ($18.2 million), Medialab ($8.7 million), Limage ($4.5 million) and other acquisitions ($3.0 million).

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

Liquidity and Capital Resources

   The Company's net cash used in operating activities was $31.0 million for the six months ended June 30, 2001 compared to net cash used in operating activities of $6.5 million for the six months ended June 30, 2000. Net cash used in operating activities during the period ended June 30, 2001 was mainly due to a net loss of $162.0 million which includes a $60.1 million and a $57.5 non-cash impairment charge and non-cash restructuring charge, respectively. This was partially offset by a decrease in accounts receivable and unbilled revenue of $15.4 million and $2.8 million, respectively, depreciation and amortization of $4.3 million, as well as an increase in accounts payable and prepaid expense of $9.6 million. The Company's net cash used in operating activities was $6.5 million for the six months ended June 30, 2000. Net cash used in operating activities during the period ended June 30, 2000 was mainly due to an increase in unbilled revenues of $5.9 million, an increase in accounts receivable of $16.4 million, and an increase in prepaid and other current assets of $5.4 million. These amounts were partially offset by depreciation and amortization of $7.7 million, tax benefit due to stock option exercises of $4.9 million, and an increase in deferred revenues of $1.2 million.

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

   While the United Kingdom and Sweden, two of the countries in which Razorfish operates, are members of the European Union, they are not participating in the euro conversion; however, they may elect to convert to the euro at a later date.Risks related to the conversion to the euro may not impact Razorfish directly, but could have a materially adverse effect on its clients' businesses, which could have an indirect effect on their demand for Razorfish's services. Razorfish's management does not believe that the conversion to the euro will have a material or adverse impact on its business.

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

   On March 17, 2000, a former consultant to Avalanche Solutions, Inc., a majority-owned subsidiary of Razorfish, commenced legal action against Razorfish in the Southern District of New York and other defendants alleging fraud,violation of New York General Business Law Sections 339-a and 532-c, and violation of Rule 10b-5 promulgated under the Securities Exchange Act of 1934.On August 6, 2001 the Court granted summary judgment for Razorfish and the other defendants. Razorfish cannot assure you that the Court's opinion will not be appealed.

   On March 8, 2001, Shearwater Partners, LLC ("Shearwater") filed a complaint against Razorfish in the United States District Court for the Northern District of California alleging that Razorfish breached the terms of a lease for a space in San Francisco, California. Shearwater claims that Razorfish did not meet certain construction deadlines and attempts to terminate the lease, accelerate the lease terms and sue Razorfish both for damages prior to the rent commencement date and damages provided for in the lease. On April 24, 2001, Razorfish filed an answer to the complaint, denying its material allegations. Razorfish simultaneously filed a counterclaim against Shearwater for breach of lease, breach of implied covenant of good faith and fair dealing, and declaratory judgment. At present, Razorfish is not in a position to predict the outcome of this action. Razorfish intends to defend its interests in the action vigorously.

   On February 13, 2001, a shareholders' derivative action was filed in Delaware Chancery Court by Robert C. Nicholson on behalf of Razorfish against the members of Razorfish's Board of Directors, alleging breach of the Directors'fiduciary duties of care and loyalty to Razorfish due to the alleged violations of securities laws based on the alleged failure to properly manage Razorfish including the failure to prevent the alleged false statements made in Razorfish's public disclosures concerning the integration of i-Cube. The plaintiffs in this action are seeking to direct the defendants to account to Razorfish for damages and establish adequate compliance programs to ensure that Razorfish complies with its disclosure obligations under federal securities laws. This action is currently stayed by mutual agreement of the parties pending the outcome of the class action filed in the Southern District of New York. Our defense of the claims could result in significant expenses and diversion of management's attention and other resources. We cannot assure you that this matter will be resolved in our favor and that the results of this litigation will not significantly harm our business.

Item 5. Other Events.

Risk Factors

  Our market and the demand for business and technology consulting services are deteriorating rapidly. This has detrimentally affected our financial results,and may continue to do so.

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

  We have reported losses and reductions in revenue, and cannot assure you that we will regain profitability.

   Our revenues decreased $47.6 million, or 62.2%, to $28.7 million for the three months ended June 30, 2001 from $76.6 million for the comparable period in 2000 and decreased $69.3 million or 49.3% to $71.4 million for the six months ended June 30, 2001 from $140.7 million for the comparable period in 2000. This decrease in revenue was primarily due to significant reduction in demand for services experienced by consultants which provide similar services to ours. If we cannot successfully adjust to changing market conditions, we may not be able to increase our revenues, we may incur losses in the future, and we may not regain profitability.

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

   Our revenues and results of operations are subject to fluctuations based upon the general economic conditions in the United States and abroad. The recent economic downturn in the United States and abroad has caused our customers and potential customers to substantially reduce their budgets for, and delay implementation of, Internet-focused business solutions. A further deterioration in existing economic conditions could therefore materially and adversely affect our financial condition, operating results and business. Our operating results and financial condition may also be adversely affected by difficulties we may encounter in collecting our accounts receivable and maintaining our profit margins during an economic downturn. In addition, our ability to improve our operating results will be heavily dependent upon our clients' and potential clients' belief that we will remain in operation. Clients and potential client shave been reticent about giving long-term projects to companies such as us.

  We have recently had significant changes in our executive management structure, and we cannot be certain that our new executive management will work together successfully.

   On May 2, 2001, our founders, Jeffrey Dachis and Craig Kanarick, who served as chief executive officer and chief strategic officer, respectively, resigned their positions. Mr. Dachis had served as chief executive officer since our inception. Mr. Dachis was replaced by Jean-Philippe Maheu, formerly our chief operating officer, who has been with us in various capacities since July 1997. We are not currently planning to replace Mr. Kanarick. Also, we have yet to hire anew chief operating officer, and do not have immediate plans to do so. As currently constructed, our management team has not worked together for a significant length of time and could materially harm our business, results of operations and financial condition.

  The loss of our key professionals would make it difficult to complete existing client engagements and bid for new client engagements, which could adversely affect our business and results of operations.

   Our business is labor intensive, and our success depends on identifying, hiring, training and retaining professionals. If any of our senior managers or key project managers leave, we may be unable to complete or retain existing client engagements or bid for new client engagements of similar scope and revenue. We have entered into employment agreements and non-competition agreements with some of our senior managers, but these key personnel may still leave us or compete with us. In addition, a court might not enforce the non-competition provisions of these agreements and in certain jurisdictions non-competition agreements with employees are not enforceable. Even if we retain our current employees, our management must continually recruit talented professionals in order for our business to grow. These professionals must have skills in business strategy, marketing, branding, technology and creative design. An inability to attract, motivate and retain qualified professionals, could adversely affect our business and results of operations.

  We are involved in litigation, including class action lawsuits and a shareholder's derivative action, that has been costly and time-consuming.

   We are involved in a variety of lawsuits, including class action lawsuits and a shareholder's derivative action which are discussed below. In addition,various other lawsuits, claims and proceedings have may be asserted against us or by us, including, without limitation, those related to lease contracts, performance of services for customers and employment matters. Litigation is expensive and time consuming, regardless of the merits of the claim and regardless of the outcome. These cases have and could continue to divert management's attention from our business, and we cannot predict the outcome of any litigation. Some lawsuits, claims or proceedings may be disposed of unfavorably to us, and we may incur significant costs defending ourselves. As a result, we can not assure you that any or all of the litigation matters in which we are involved will not significantly harm our business or our financial situation.

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

   On December 13, 2000, a class action lawsuit was filed against Razorfish and certain of its officers in the Southern District of New York. An additional 12 identical actions have since been filed, and all suits have been consolidated in the Southern District. The suits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on alleged false statements made in Razorfish public disclosures concerning the integration of i-Cube, a company acquired by Razorfish in 1999. On May 21, 2001, the United States District Court for the Southern District of New York informed the parties that it intends to dismiss the consolidated securities class action. The Court informed the parties of its decision by telephone and indicated that its opinion would be issued at a later date. Plaintiffs may seek reconsideration of or appeal the decision after the opinion is issued.

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

   Some of our engagements may be unprofitable and we may experience losses in four actual costs for fixed-price, fixed time engagements exceed the estimated costs. Historically, Razorfish has derived a portion of its revenues from fixed price, fixed-time contracts. For example, in the year 2000, we derived approximately 54% of our revenues from fixed price, fixed-time contracts. When working on that basis, we agree with the customer on a statement of work. We promise that we will deliver the specified work at a specified time at a fixed price. In making proposals for fixed-price, fixed-time contracts, we estimate the time and money required to complete the client engagement. These estimates reflect judgments about the complexity of the engagement and the efficiency of our methods, technologies and IT professionals when applied to the client engagement. Unexpected delays and costs may arise, often outside of our control.To remedy these delays, we may sometimes need to devote unanticipated additional resources to complete some of our client engagements. Devoting extra resources reduces the profitability of the contracts, and can even lead to losses. The losses or diminished profitability on fixed-fee, fixed-time contracts could materially harm our business, financial condition and results of operations.

  Our billable employees may be underutilized if clients do not retain our services, which could reduce our revenues and margins and damage our goal to return to profitability.

   If clients who use our services fail to retain us for future projects or if clients or prospective clients delay planned projects, we may be unable to quickly reassign billable employees to other engagements so as to minimize underutilization of these employees. This under-utilization could reduce our revenues and gross margins and hinder profitability.

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

   Since December 31, 2000, Razorfish has engaged in a variety of restructuring efforts, including terminating approximately 1200 of its 1994 employees and closing operations in its Helsinki and Milan offices. As a result of these efforts, the Company recorded restructuring costs of approximately $82.8 million consisting of $25.2 million for workforce reductions, $36.3 million for consolidation of facilities and $21.3 million for other depreciable assets. If we find that our current restructuring efforts are insufficient to help us achieve profitability, we may implement additional restructuring efforts. Our restructuring efforts to date and any future restructuring efforts have placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of important employees. If we are unable to implement our restructuring effectively or if we experience difficulties in implementing the restructuring, our expenses could increase more quickly than our revenues or our revenues could decline as a result of our failure to service new client engagements adequately, either of which would seriously harm our business, financial condition, results of operation and cash flows.

  We may have difficulty in managing our international operations, because of distance, language and cultural differences which could adversely affect our business and results of operations.

   In addition to our domestic operations, we have operations in eight international cities: London, England; Stockholm, Sweden; Oslo, Norway; Amsterdam, the Netherlands; Frankfurt, Hamburg and Munich, Germany; and Tokyo, Japan. Our management may have difficulty managing our international operations because of distance, as well as language and cultural differences. Approximately 42% of our revenues were derived from our international operations (as of the quarter ended June 30, 2001) and, therefore, we can not assure you that our business and financial condition will not be adversely affected if we have difficulty managing our international operations.

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

   In general, the laws of the European countries in which Razorfish operates mandate that all employees receive significantly more vacation days than in theUnited States. For example, in Sweden, each employee must receive a minimum of 25 days paid vacation per year. These vacations are typically taken in the third quarter, resulting in declining revenues during this period due to a reduction in both billable hours and client demand. This could have a material and adverse affect on our financial results.

  We compete in a new and highly competitive market that has low barriers to entry. If competition increases, as we expect it to, our financial results may be adversely affected.
   We compete in the information technology services market, which is relatively new and intensely competitive. We expect competition to intensify as the market evolves. We compete with:

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

  We may be liable for defects or errors in the solutions we develop for our clients, which could reduce our revenues.

   Many of the solutions we develop are critical to the operations of our clients' businesses. Any defects or errors in these solutions could result in:

  .  delayed or lost revenue;

  .  damage to our professional reputation;

  .  negative publicity;

  .  additional expenditures to correct the problem; or

  . claims against us for negligence in performing our services or errors in the software code provided by us.

   The contracts we enter into with our customers often limit the damages we may have to pay to damages arising from our negligent conduct and for other potential liabilities in our services. However, these contractual provisions may not protect us from liability for damages. In addition, large claims may not be adequately covered by insurance and may raise our insurance costs.

  Misappropriation of our trademarks and other proprietary rights could harm our reputation, affect our competitive position and cost money.

   We believe our trademarks and other proprietary rights are important to our success and competitive position. If we cannot protect our trademarks and other proprietary rights against unauthorized use by others, our reputation among existing and potential clients could be damaged and our competitive position adversely affected. We have registered certain of our trademarks in the United States and abroad to protect our trademark rights. In addition, we use our best efforts to limit access to and distribution of our proprietary information, as well as proprietary information licensed from third-parties. We cannot ensure that these strategies will be adequate to deter unauthorized use of our trademarks, or misappropriation of our proprietary information and material.

   Our strategies to deter misappropriation could be inadequate in light of the following risks:

  . foreign countries may not recognize our proprietary rights or may fail to protect those rights adequately;

  . competitors could use our trademarks without authorization or misappropriate our proprietary information or materials without detection; and

  . non-competition and confidentiality agreements signed by our key employees may prove unenforceable.

   If any or these risks materialize, we could be required to spend significant amounts to defend our proprietary rights and our managerial resources could be diverted. In addition, our trademarks and other proprietary rights may decline in value or not be enforceable.

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

   In addition, a significant amount of uncertainty exists as to the interpretation of certain Euro regulations and the effect that the Euro will have on the marketplace, including its impact on currency exchange rate risk,pricing, competition, contracts, information systems and taxation. During 2000, Razorfish derived approximately 10% of its revenue from customers in countries which have converted to the Euro. Razorfish has not yet determined the costs of addressing Euro-related issues, but does not expect such costs to be material. Because Razorfish's evaluation of the Euro-related issues is at a nearly stage, however, there can be no assurance that such issues and their related costs will not have a material adverse effect on Razorfish's business, financial condition and results of operations.

  Our stock price is volatile which among other things, can adversely affect our ability to raise capital and undermine investor confidence.

   The trading price of our stock is volatile, and this volatility will likely continue in the future. Wide fluctuations in our trading price or volume can because by:

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

   In addition, the stock market in general, and the market for Internet-related stocks in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If investor interest in Internet stocks continues to decline,the price for our common stock could drop suddenly and significantly, even if our operating results improve from their current state. If the trading volume of our common stock experiences significant changes, the price of our common stock could also be adversely affected. Furthermore, declines in the trading or price of our common stock could materially and adversely affect employee morale and retention, our access to capital and other aspects of our business. In the past, securities class action litigation has been brought against a company following periods of volatility in the market price of its securities. Because of the volatility of our stock price, we may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert our management's attention and resources, which could adversely affect our financial condition and results of operations.

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

   On June 15, 2001, Razorfish and certain of its present and former officers and directors were named as defendants in a series of purported class actions filed in the United States District Court for the Southern District of New York asserting that the underwriters of Razorfish's initial public offering engaged an allegedly improper compensation arrangements that were not disclosed in the offering's prospectus. Similar actions have been filed against more than fifty other issuers and their underwriters. We intend to defend these cases vigorously, but can not predict the outcome.

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

   10.54    Separation Agreement between Razorfish, Inc. and Craig M. Kanarick, dated May 2, 2001.(7)

    18.1    Letter re: Change in Certifying Accountant.(3)

    21.1    Subsidiaries of Razorfish.(6)

    99.1    Press release dated May 3, 2001.(7)

--------
(1) Filed as an exhibit to Razorfish's Registration Statement on Form S-1 or amendments thereto declared effective by the Securities and Exchange Commission on April 26, 1999 (File No. 333-71043) and incorporated herein by reference.
(2) Filed as an exhibit to Razorfish's Registration Statement on Form S-4 or amendments thereto declared effective by the Securities and Exchange Commission on October 1, 1999 (File No. 333-87031) and incorporated herein by reference.
(3) Filed as an exhibit to Razorfish's Report on Form 8-K/A that was filed with the Securities and Exchange Commission on June 30, 2000 and incorporated herein by reference.
(4) Filed as exhibit to Razorfish's Report on Form 10-Q that was filed with the Securities and Exchange Commission on August 14, 2000 and incorporated herein by reference.
(5) Filed as an exhibit to Razorfish's Report on Form 10-K that was filed with the Securities and Exchange Commission on April 2, 2001 and incorporated herein by reference.
(6) Filed as an exhibit to Razorfish's Report on Form 10-K/A, Amendment No. 1, that was filed with the Securities and Exchange Commission on April 30, 2001 and incorporated herein by reference.
(7) Filed as an exhibit to Razorfish's Report on Form 10-K that was filed with the Securities and Exchange Commission on May 14th, 2001 and included herein by reference.

   (b) Reports on Form 8-K.

   None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on October 31, 2001.

                                          RAZORFISH, INC.


            By: /S/ JEAN-PHILIPPE MAHEU Chief Executive Officer
          -----------------------------
               Jean-Philippe Maheu

              By: /S/ JOHN J. ROBERTS Chief Financial Officer
            -------------------------   (Principal Financial and
                 John J. Roberts        Accounting Officer)