Form 10-Q
period 2001-09-30
RAZORFISH INC
filed 2001-11-14
CIK 1075088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-Q

                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001

                                 ---------------

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
                               -------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                         13-3804503
                ------------                     ---------------
     (State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
     Incorporation or Organization)


                   107 Grand Street, New York, New York, 10013
      ---------------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (212) 966-5960
                               -------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
                                      ------
                     (Former Name, Former Address And Former
                    Fiscal Year, if Changed Since Last Report

                  32 Mercer Street, New York, New York, 10013)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

The number of shares outstanding of the Registrant's Class A Common Stock as of Nov 11, 2001 was 103,166,505.

                                 RAZORFISH, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements:

          Consolidated Balance Sheets as of December 31, 2000 (audited)
            and September 30, 2001                                           1

          Consolidated Statements of Operations for the Three and Nine
            Months Ended September 30, 2000 and 2001                         2

          Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 2000 and 2001                                      3

          Notes to Consolidated Financial Statements                         4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 14

Item 5.   Other Information                                                 15

Item 6.   Exhibits and Reports on Form 8-K                                  16

Signatures                                                                  20

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

                        RAZORFISH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                     December 31,     September 30,
                                     ASSETS                                                 2000              2001
                                     ------                                         -------------     -------------
                                                                                                      (unaudited)
  CURRENT ASSETS:
     Cash and cash equivalents                                                       $    51,483       $    10,283
     Accounts receivable, net of allowance for doubtful accounts of $4,954 and
       $2,736 at December 31, 2000 and September 30, 2001, respectively                   37,499            12,442
     Unbilled revenues                                                                     7,713             1,853
     Prepaid expenses and other current assets                                             5,560             3,107
                                                                                     ------------      ------------
            Total current assets                                                         102,255            27,685

  PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of
    $14,919 and $3,448 at December 31, 2000 and September 30, 2001, respectively          30,901             5,556
  INTANGIBLES, net of accumulated amortization of $2,682 at December 31, 2000             58,926                --
  LOAN TO AFFILIATE                                                                        3,872                --
  OTHER ASSETS                                                                             9,001             5,765
                                                                                     ------------      ------------
            Total assets                                                             $   204,955       $    39,006
                                                                                     ============      ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

  CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                           $    27,621       $    29,219
     Income taxes payable                                                                  1,815                --
     Deferred revenues                                                                     1,928               970
     Other current liabilities                                                             2,407               905
                                                                                     ------------      ------------
            Total current liabilities                                                     33,771            31,094

  LONG-TERM OBLIGATIONS                                                                      986            14,233
  MINORITY INTEREST IN JOINT VENTURE                                                       1,047                --
                                                                                     ------------      ------------
            Total liabilities                                                             35,804            45,327
                                                                                     ------------      ------------
  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
     Preferred stock $.01 par value; 10,000,000 shares authorized; none issued
       or outstanding                                                                         --                --
     Common stock:
     Class A $.01 par value; 200,000,000 shares authorized; 97,857,071 and
       103,017,603 issued at December 31, 2000 and September 30, 2001,
       respectively                                                                          977             1,030
     Class B, $.01 par value; 50 shares authorized, issued, and outstanding at
       December 31, 2000 and September 30, 2001                                               --                --
     Receivable from stockholder                                                            (533)               --
     Additional paid-in capital                                                          320,360           323,915
     Deferred Compensation                                                                    --              (475)
     Accumulated other comprehensive income                                                 (498)           (2,696)
     Retained earnings (deficit)                                                        (150,567)         (327,507)
     Treasury stock at cost; 73,584 shares at December 31, 2000 and September
       30, 2001                                                                             (588)             (588)
                                                                                     ------------      ------------
            Total stockholders' equity                                                   169,151            (6,321)
                                                                                     ------------      ------------
            Total liabilities and stockholders' equity                               $   204,955       $    39,006
                                                                                     ============      ============

The accompanying notes are an integral part of these financial statements

                       RAZORFISH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                             Three Months                  Nine Months
                                                         Ended September 30,           Ended September 30,
                                                     --------------------------     -------------------------
                                                           2000           2001            2000          2001
                                                     -----------    -----------     -----------   -----------
                                                     (unaudited)    (unaudited)     (unaudited)   (unaudited)
 Revenues                                              $ 77,078       $ 19,023       $ 217,754     $  90,395
 Project personnel costs                                 41,634         12,298         107,888        59,717
                                                       ---------     ---------       ----------    ----------
     Gross profit                                        35,444          6,725         109,866        30,678

     Sales and marketing                                  6,236          1,037          15,187         7,466
     General and administrative (exclusive of
        non-cash compensation expense of $ 180 and
        $ 440 for the three and nine months ended
        September 30, 2001).                             22,904          8,128          67,015        43,462
     Provision for doubtful accounts                      5,600             --           6,228            --
     Non-cash compensation expense                           --            180              --           440
     Restructuring Costs                                     --         12,407              --        95,224
     Impairment Loss                                         --             --              --        60,116
     Amortization of intangibles                          2,315             --           6,467         1,759
                                                       ---------      ---------      ----------    ----------
 Income / (loss) from operations                         (1,611)       (15,027)         14,969      (177,789)

 Other income, net                                          723             97           2,959           775
                                                       ---------      ---------      ----------    ----------
     Income / (loss) before income taxes                   (888)       (14,930)         17,928      (177,014)

 Provision for / (benefit from) income taxes               (435)            --           8,753           (74)
                                                       ---------      ---------      ----------    ----------
     Net income / (loss)                               $   (453)      $(14,930)      $   9,175     $(176,940)
                                                       =========      =========      ==========    ==========
 Earnings per share:
     Basic                                             $     --       $   (.15)      $     .10     $   (1.78)
                                                       =========      =========      ==========    ==========
     Diluted                                           $     --       $   (.15)      $     .09     $   (1.78)
                                                       =========      =========      ==========    ==========
 Weighted average common shares outstanding:
     Basic                                               95,356        101,843          92,622        99,248
     Diluted                                             99,246        101,843          98,906        99,248


   The accompanying notes are an integral part of these financial statements

                        RAZORFISH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                          Nine Months
                                                                                        Ended Sept 30,
                                                                                -------------------------------
                                                                                      2000             2001
                                                                                --------------   --------------
                                                                                 (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ........................................................    $    9,175       $ (176,940)
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for doubtful accounts ........................................         6,228               --
    Depreciation and amortization ..........................................        11,901            5,046
    Non-cash compensation expense ..........................................            --              440
    Minority interest ......................................................         1,431             (294)
    Tax benefit due to stock option exercise ...............................         4,911               --
    Impairment loss ........................................................            --           60,116
    Non-cash restructuring costs ...........................................            --           45,500
    Changes in operating assets and liabilities, net of acquisitions:
       Accounts receivable .................................................       (21,734)          17,146
       Unbilled revenues ...................................................        (3,906)           5,860
       Prepaid expenses and other current assets ...........................        (6,033)          (1,009)
       Due from affiliate ..................................................          (240)              --
       Other assets ........................................................        (1,530)             178
       Accounts payable and accrued expenses ...............................        10,155           (5,124)
       Deferred revenues ...................................................          (981)             557
       Deferred tax assets .................................................        (1,021)              --
       Deferred tax liabilities ............................................         1,839               --
       Income taxes payable ................................................        (8,151)          (1,815)
       Deferred rent .......................................................          (493)              --
       Due to related party ................................................           (97)              --
       Other liabilities ...................................................         1,189           13,547
                                                                                -------------    -------------
         Net cash used in operating activities .............................         2,643          (36,792)
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .....................................................       (14,236)          (2,575)
  Investments, at cost .....................................................        (2,000)              --
  Earn out payments associated with acquisitions ...........................        (1,000)              --
  Acquisitions of subsidiaries, net of cash acquired .......................        (4,911)              --
                                                                                -------------    -------------
        Net cash used in investing activities ..............................       (22,147)          (2,575)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred registration costs ..............................................           (76)              --
  Proceeds from exercise of stock options ..................................         5,507              410
  Proceeds from officer's loan .............................................            --              681
  Payments of Long Term Obligations ........................................            --             (726)
                                                                                -------------    -------------
       Net cash provided by financing activities ...........................         5,431              365
                                                                                -------------    -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ...............          (656)          (2,198)
       Net  decrease in cash and cash equivalents ..........................       (14,729)         (41,200)
CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD ............................        98,798           51,483
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................    $   84,069       $   10,283
                                                                                =============    =============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
  Fair market value of common stock issued for earn out payments associated
    with acquisitions. .....................................................         76,683              --
  Fair market value of common stock issued for acquisitions ................         21,907              --


   The accompanying notes are an integral part of these financial statements

                        RAZORFISH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                                     PART I

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Razorfish's services employ digital technology to address a wide range of its clients needs, from business and brand strategy to system integrations. From its founding in 1995 to the present, Razorfish has provided its clients with services designed to enhance communications and commerce with their customers, suppliers, employees and other parties through the use of digital technology. Razorfish currently has offices in five countries and the cities of Amsterdam, Boston, Frankfurt, Hamburg, Los Angeles, Munich, New York City, Oslo, San Francisco, San Jose, and Stockholm.

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

The results of operations presented for the three and nine months ended September 30, 2000 and 2001 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

During the second quarter 2001, the Company recorded restructuring costs of approximately $70.0 million consisting of $14.6 million for workforce reductions, $34.1 million for consolidation of facilities and $21.3 for other depreciable assets. The Company took significant actions to reduce its operating cost structure and to better align that cost structure with the expected demand for its services. The restructuring plan resulted in the termination of approximately 600 personnel (420 of whom were project personnel and 180 of whom were sales and marketing and general and administrative personnel) and the elimination of the Helsinki, Finland and Milan, Italy offices. The estimated costs for consolidation of facilities is comprised of contractual rental commitments under real estate leases and equipment leases for unutilized office space and equipment offset by estimated future sub-lease income. Included in these costs are the costs to close the Helsinki, Finland and Milan, Italy offices and the write-off of substantially all related assets. Included within the workforce portion of restructuring costs is a charge of $3.9 million related to the write-off of the loan to affiliate. The loan was personally guaranteed by the company's two founders and as a part of their separation agreements, dated May 3, 2001, the personal guarantee was released as a part of the consideration for the waiver of certain termination benefits under each founder's employment contract.

During the third quarter 2001, the Company recorded restructuring costs of approximately $12.4 million consisting of $2.2 million for workforce reductions and $10.2 million for consolidation of facilities. The restructuring plan resulted in the termination of approximately 200 personnel (135 of whom were project personnel and 65 of whom were sales and marketing and general and administrative personnel) and the elimination of the London office. During the third quarter 2001, the estimated costs for consolidation of facilities is comprised solely of the cost to close the London office and the write-off of substantially all related assets.

Restructuring costs for the nine months ended September 30, 2001 were as follows (in millions):

                                                               Utilization
                           Balance as                    -----------------------   Balance as
                          of 12/31/2000     Expense         Non-Cash        Cash   of 9/30/2001
                      ------------------  -----------    -----------  ----------   ------------
 Workforce ...........    $      -         $  27.4           $   5.8     $  21.5      $      .1
 Facilities ..........           -            46.5              18.4         7.4           20.7
 Depreciable Assets ..           -            21.3              21.3           -              -
                      ------------------  -----------    -----------  ----------   ------------
                          $      -         $  95.2           $  45.5     $  28.9      $    20.8
                      ==================  ===========    ===========  ==========

                       Current portion (included in accrued expenses)                       6.6
                                                                                   ------------
                       Long-term portion (included in long-term obligations)          $    14.2
                                                                                   ============

5.  EARNINGS PER SHARE

The following table reconciles the denominator of the diluted earnings per share computation as shown on the Consolidated Statements of Operations.

                                                                  Three Months Ended       Nine Months Ended
                                                                     September 30,           September 30,
                                                                  -------------------      -----------------
     Diluted EPS Computation                                           2000      2001         2000      2001
                                                                  --------- ---------      -------    ------
                                                                      (unaudited)             (unaudited)

       Basic common shares outstanding .......................       95,356   101,843       92,622    99,248
       Effect of common stock options ........................        3,890        --        6,284        --
                                                                     ------   -------       ------    ------
       Diluted common and common equivalent shares ...........       99,246   101,843       98,906    99,248
                                                                     ------   -------       ------    ------

122,000 options were in the money and exercisable, but their effect would have been anti-dilutive and as such, have been excluded from the calculation of earnings per share.

6.  COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                                  Three Months Ended       Nine Months Ended
                                                                     September 30,           September 30,
                                                                  2000           2001        2000        2001
                                                             -----------   -----------  ----------- -----------
                                                             (unaudited)   (unaudited)  (unaudited) (unaudited)
Net income .................................................   $  (453)      $(14,930)     $9,175   $(176,940)
Foreign currency translation adjustment ....................    (1,247)           919        (656)     (2,198)
                                                               --------      --------      -------  ----------
     Comprehensive income (loss) ...........................   $(1,700)      $(14,011)     $8,519   $(179,138)
                                                               ========      ========      =======  ==========

7.  LEGAL PROCEEDINGS

On February 16, 2001, Razorfish filed a complaint against Viewpoint Corporation, formerly known as Metastream Corporation in New York County Supreme Court. In the action, Razorfish asserted Viewpoint failed to pay invoices in an amount equal to $.6 million and sought to recover those amounts plus interest and attorneys fees. Razorfish provided consulting services to Viewpoint on, among other things, the creation of the architecture and design of Viewpoint's world wide web site that was launched in October of 2000. The complaint was settled and a stipulation of discontinuance was filed with the Court on October 29, 2001.

On September 24, 2001 Razorfish settled both the complaint filed on December 7, 2000 against it by Earlychildhood.com, a former Razorfish client, alleging breach of contract and related causes of action, and its related counterclaim.

On September 4, 2001, Citicapital Commercial Corporation ("Citicapital") filed a complaint in New York County Supreme Court against Razorfish alleging that Razorfish breached the terms of a lease for equipment. Citicapital claims that Razorfish defaulted on the lease and seeks monetary and injunctive relief. At present, Razorfish is not in a position to predict the outcome of this action. Razorfish intends to defend its interests in the action vigorously.

On September 26, 2001, the United States District Court for the Southern District of New York granted Razorfish's motion to dismiss the consolidated securities class action initially filed on December 13, 2000 against Razorfish and certain of Razorfish's current and former officers and directors. The lawsuit alleged violations of the securities laws based on alleged false statements made in Razorfish public disclosures concerning the integration of i-Cube, a company acquired by Razorfish in 1999. Plaintiffs are seeking reconsideration of the decision.

On March 21, 2001, Razorfish filed a complaint against EuroTel in the city court of Prague in the Czech Republic. In the action, Razorfish asserted that EuroTel failed to pay invoices in the aggregate amount of $2.0 million and sought to recover all monies due, including expenses in the additional amount of approximately $1.1 million, together with interest and attorney's fees. Razorfish provided consulting services to EuroTel on the creation of a WEB and WAP portal. On May 22, 2001, Eurotel commenced a breach of contract action against Razorfish Oy in the Helsinki District Court. In this action, Eurotel claimed that Razorfish allegedly breached the standard service agreement and therefore it was not obligated to pay the above fees and expenses and that Razorfish was obligated to refund to Eurotel all fees and expenses paid by Eurotel in the aggregate amount of approximately $2.5 million and pay compensatory damages due to the alleged breach of approximately $1.7 million. Razorfish Oy and Eurotel have entered into a settlement agreement dated August 30, 2001 pursuant to which each party has agreed to relinquish their respective claims against each other. In addition, Razorfish, Inc. and Eurotel have entered into a settlement agreement dated August 22, 2001 pursuant to which Razorfish, Inc. has paid $30,000 to Eurotel in full settlement of all claims.

On March 17, 2000, a former consultant to Avalanche Solutions, Inc. a majority-owned subsidiary of Razorfish, commenced legal action against Razorfish in the Southern District of New York and other defendants alleging fraud, violation of New York General Business Law Sections 339-a and 553-c, and violation of Rule 10b-5 promulgated under the Securities Exchange Act of 1934. On August 6, 2001 the Court granted summary judgment for Razorfish and the other defendants. The time to appeal has run and the decision is final.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Razorfish is currently evaluating the effect that adoption of the provisions of SFAS 144 will have on its results of operations and financial position.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. Razorfish is currently evaluating the effect that adoption of the provisions of SFAS 142 will have on its results of operations and financial position.

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

  o     our plans to expand the recognition of our brand name;

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

  o Among the factors that could cause our actual results or events to differ are the risks that there are unanticipated trends and conditions in our industry;

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

Overview

Razorfish's services employ digital technology to address a wide range of its clients needs, from business and brand strategy to system integrations. From its founding in 1995 to the present, Razorfish has provided its clients with services designed to enhance communications and commerce with their customers, suppliers, employees and other parties through the use of digital technology. Razorfish currently has offices in five countries and the cities of Amsterdam, Boston, Frankfurt, Hamburg, Los Angeles, Munich, New York City, Oslo, San Francisco, San Jose, and Stockholm.

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

Razorfish's projects vary in size and scope; therefore, a client that accounts for a significant portion of Razorfish's revenues in one period may not generate a similar amount of revenue in subsequent periods. No client accounted for more than 10.0% of Razorfish's revenues in the nine months ended September 30, 2000 or September 30, 2001. No client accounted for more than 10.0% of Razorfish's revenues in the quarter ended September 30, 2000. One client accounted for 12.2% of third quarter 2001 revenue.

There is a risk associated with Razorfish's revenues being generated from a small number of clients, which is that these clients may not retain Razorfish for the same level of work in the future. Any cancellation, deferral, or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse affect on Razorfish's business, financial condition, and results of operations.

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

Razorfish's general and administrative costs consist of compensation and related costs of the management and administrative functions, including finance, legal, executive, human resources and internal information technology, and the costs of Razorfish's facilities and other general corporate expenses.

Razorfish's restructuring charge consists primarily of severance payments and expenses related to future lease payments on office space and equipment that is no longer utilized by the Company.

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

Results of operations

Three months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Revenues

The Company's revenues decreased $58.1 million, or 75.3%, to $19.0 million for the three months ended September 30, 2001 from $77.1 million for the comparable period in 2000. This decrease in revenue was primarily due to a significant reduction in demand for services experienced by consultants, which provide similar services to Razorfish. We expect this market to remain volatile and can give no assurance that the decline in our revenues will not continue in future periods.

Project personnel costs

The Company's project personnel costs decreased $29.3 million, or 70.5%, to $12.3 million for the three months ended September 30, 2001 from $41.6 million for the comparable period in 2000. The decrease is due to a reduction in workforce of 1,038 employees to an average billable headcount of 489 from an average billable headcount of 1,527 for the comparable period in 2000. The reductions are part of Razorfish's ongoing restructuring plan, which was implemented due to reduced revenue levels.

Sales and marketing

Razorfish's sales and marketing costs decreased $5.2 million, or 83.4%, to $1.0 million for the three months ended September 30, 2001 from $6.2 million for the comparable period in 2000. The decrease is primarily due to reduced marketing activities at industry conferences, promotional events and a workforce reduction.

General and administrative

The Company's general and administrative expenses decreased $14.8 million, or 64.5%, to $8.1 million for the three months ended September 30, 2001 from $22.9 million for the comparable period in 2000. The decrease in general and administrative expenses was attributable to multiple factors: Razorfish significantly reduced its non-billable workforce from 507 non-billable employees to 122 non-billable employees as of September 30, 2000 and 2001, respectively, and Razorfish has closed offices in London, Helsinki, and Milan. The cumulative result of these changes to Razorfish's operating model result in a decrease in general and administrative personnel costs, a decrease in rent and facilities expenses, and a decrease in equipment rental and depreciation charges.

Provision for doubtful accounts

Razorfish's charge to provision for doubtful accounts decreased $5.6 million, or 100% to $0 million for the quarter ended September 30, 2001 from $5.6 million for the comparable period in 2000.

Restructuring charge

The Company's restructuring charge of $12.4 million is comprised of charges of approximately $2.2 million of severance expenses incurred and settled during the third quarter of 2001, and approximately $10.0 million of non cash expenses relating to the closure of Razorfish's London office and the write-off of substantially all related assets.

Income Taxes

The effective income tax rate was 0% and 50% for the three months ended September 30, 2001 and 2000, respectively. The differences in the effective tax rate for the periods was due to the net loss Razorfish incurred in the third quarter of 2001 as compared to net income for the comparable period in 2000. Due to the net loss in 2001, Razorfish has not booked a tax provision and has booked a valuation allowance for tax benefits generated this period.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Revenues

The Company's revenues decreased $127.4 million, or 58.5%, to $90.4 million for the nine months ended September 30, 2001 from $217.8 million for the comparable period in 2000. This decrease in revenue was primarily due to the significant reduction in demand for services experienced by consultants, which provide similar services to Razorfish. We expect this market to remain volatile and can give no assurance that the decline in our revenues will not continue in future periods.

Project personnel costs

The Company's project personnel costs decreased $48.2 million, or 44.6%, to $59.7 million for the nine months ended September 30, 2001 from $107.9 million for the comparable period in 2000. The decrease is due to a reduction in workforce of 512 employees to an average billable headcount of 828 from an average billable headcount 1,340 for the comparable period in 2000. The reductions are part of Razorfish's ongoing restructuring plan, which was implemented due to reduced revenue levels.

Sales and marketing

The Company's sales and marketing costs decreased $7.7 million, or 50.8%, to $7.5 million for the nine months ended September 30, 2001 from $15.2 million for the comparable period in 2000. The decrease is primarily due to reduced marketing activities at industry conferences, promotional events and a workforce reduction.

General and administrative

The Company's general and administrative expenses decreased $23.6 million, or 35.1%, to $43.5 million for the nine months ended September 30, 2001 from $67.0 million for the comparable period in 2000. Razorfish reduced its non-billable workforce during the nine months ended September 30, 2000 and 2001, respectively and Razorfish has closed offices in London, Helsinki, and Milan. The cumulative result of these changes to Razorfish's operating model result in a decrease in general and administrative personnel costs, a decrease in rent and facilities expenses, and a decrease in equipment rental and depreciation charges.

Provision for doubtful accounts

Razorfish's charge to provision for doubtful accounts decreased $6.2 million, or 100% to $.0 million for the quarter ended September 30, 2001 from $6.2 million for the comparable period in 2000.

Restructuring charge

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

During the second quarter 2001, the Company recorded restructuring costs of approximately $70.0 million consisting of $14.6 million for workforce reductions, $34.1 million for consolidation of facilities and $21.3 for other depreciable assets. The Company took significant actions to reduce its operating cost structure and to better align that cost structure with the expected demand for its services. The restructuring plan resulted in the termination of approximately 600 personnel (420 of whom were project personnel and 180 of whom were sales and marketing and general and administrative personnel) and the elimination of the Helsinki, Finland and Milan, Italy offices. The estimated costs for consolidation of facilities is comprised of contractual rental commitments under real estate leases and equipment leases for unutilized office space and equipment offset by estimated future sub-lease income, included in these costs are the costs to close the Helsinki, Finland and Milan, Italy offices and the write-off of substantially all related assets. Included within the workforce portion of restructuring costs is a charge of $3.9 million related to the write-off of the loan to affiliate, this loan was personally guaranteed by the company's two founders and as a part of their separation agreements, dated May 3, 2001, the personal guarantee was released as a part of the consideration for the waiver of certain termination benefits under each founder's employment contract.

During the third quarter 2001, the Company recorded restructuring costs of approximately $12.4 million consisting of $2.2 million for workforce reductions and $10.2 million for consolidation of facilities. The restructuring plan resulted in the termination of approximately 200 personnel (135 of whom were project personnel and 65 of whom were sales and marketing and general and administrative personnel) and the elimination of the London office. During the third quarter 2001, the estimated costs for consolidation of facilities is comprised solely of the cost to close the London office and the write-off of substantially all related assets.

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

Amortization of intangibles

Amortization of intangibles decreased $4.7 million to $1.8 million for the nine months ended September 30, 2001 compared to $6.5 million for the comparable period in 2000. This decrease was due to the reduction of intangibles resulting from an impairment charge associated with acquisitions in prior periods, which was recorded in the fourth quarter of 2000 and the second quarter of 2001.

Income Taxes

The effective income tax rate was 0% and 48% for the nine months ended September 30, 2001 and 2000, respectively. The differences in the effective tax rate for the periods was due to the net loss Razorfish incurred during the nine months ended September 30, 2001 as compared to net income in for the comparable period in 2000. Due to the net loss in 2001, Razorfish has not booked a tax provision and has booked a valuation allowance for tax benefits generated this period.

Liquidity and Capital Resources

The Company's net cash used in operating activities was $36.8 million for the nine months ended September 30, 2001 compared to net cash provided by operating activities of $2.6 million for the nine months ended September 30, 2000. Net cash used in operating activities during the period ended September 30, 2001 was mainly due to a net loss of $176.9 million, which includes non-cash charges related to impairment charges of $60.1 million, non-cash restructuring charges of $45.5 million, depreciation of $5.0 million, and non-cash compensation expense of $.4 million. Decreases in accounts payable and other current liabilities of $5.1 million and $13.5 million respectively. This was partially offset by a decrease in accounts receivable and unbilled revenue of $17.1 million and $5.9 million respectively.

The Company's net cash provided by operating activities was $2.6 million for the nine months ended September 30, 2000. Net cash used in operating activities during the period ended September 30, 2000 was mainly due to net income of $9.2 million that includes non-cash items of $23.1 million which includes depreciation of $11.9 million, tax benefits due to the exercise of common stock of $4.9 million, and provision for doubtful accounts of $6.2 million. Increases in accounts payable of $10.2 million, other liabilities of $1.2 million and deferred tax liabilities of $1.8 million also provided to cash flows from operations. The aforementioned were partially offset by increased accounts receivables of $21.7 million, increased unbilled revenues of $3.9 million, increased prepaid expenses of $6.0 million, decreased income taxes payable of $8.2 million, increases on other assets of $1.5 million and reduction of deferred revenues of $1 million.

The Company's net cash used in investing activities was $2.6 million for the nine months ended September 30, 2001 compared to $22.1 million for the nine months ended September 30, 2000. Net cash used in investing activities for the period ended September 30, 2001 was due to capital expenditures of $2.6 million. Net cash used from investing activities during the period ended September 30, 2000 was mainly due to capital expenditures of $14.2 million and net cash paid for acquisitions of $4.9 million.

The Company's net cash provided by financing activities was $.4 million for the nine months ended September 30, 2001 compared to $5.4 million for the nine months ended September 30, 2000. Net cash provided for the period ended September 30, 2001 was mainly due to proceeds received from the repayment of a loan from a shareholder of $.7 million, proceeds from the exercise of stock options of $.4 million which was partially offset payment by long term items becoming current of $.7 million. Net cash provided for the period ended September 30, 2000 was mainly due to proceeds received from the exercise of stock options of $5.5 million.

Management is actively decreasing operating losses in order to achieve profitability and seeking additional sources of financing and believes that such profitability and additional financing will generate sufficient cash flow to fund the Company's operations through fiscal year 2001. Management's plan to increase the Company's cash flows from operations relies on some stability in revenue generated from its customers and decreases in operating expenses. However, there are no assurances that such stability or decreases will be achieved. In such event, the Company may be able to reduce the operating costs further by reducing headcount or closing additional offices and scale back current operations until such financing becomes available on terms acceptable to the Company and could potentially result in a modification to the auditor's report on the Company's December 31, 2001 financial statements.

Capital expenditures

Razorfish's capital expenditures for the period ended September 30, 2001 were $2.6 million compared to $14.2 million for the comparable period in 2000. The decrease in capital expenditures during 2001 was due primarily a reduction of capital spending in an effort control costs. Razorfish does not have any material commitments for capital expenditures for the foreseeable future.

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

Some of the countries in which Razorfish operates are members of the European Union but are not participating in the euro conversion; however, they may elect to convert to the euro at a later date. Risks related to the conversion to the euro may not impact Razorfish directly, but could have a materially adverse effect on its clients' businesses, which could have an indirect effect on their demand for Razorfish's services. Razorfish's management does not believe that the conversion to the euro will have a material or adverse impact on its business.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 16, 2001, Razorfish filed a complaint against Viewpoint Corporation, formerly known as Metastream Corporation in New York County Supreme Court. In the action, Razorfish asserted Viewpoint failed to pay invoices in an amount equal to $.6 million and sought to recover those amounts plus interest and attorneys fees. Razorfish provided consulting services to Viewpoint on, among other things, the creation of the architecture and design of Viewpoint's world wide web site that was launched in October of 2000. The complaint was settled and a stipulation of discontinuance was filed with the Court on October 29, 2001.

On September 24, 2001 Razorfish settled both the complaint filed on December 7, 2000 against it by Earlychildhood.com, a former Razorfish client, alleging breach of contract and related causes of action, and its related counterclaim.

On September 4, 2001, Citicapital Commercial Corporation ("Citicapital") filed a complaint in New York County Supreme Court against Razorfish alleging that Razorfish breached the terms of a lease for equipment. Citicapital claims that Razorfish defaulted on the lease and seeks monetary and injunctive relief. At present, Razorfish is not in a position to predict the outcome of this action. Razorfish intends to defend its interests in the action vigorously.

On September 26, 2001, the United States District Court for the Southern District of New York granted Razorfish's motion to dismiss the consolidated securities class action initially filed on December 13, 2000 against Razorfish and certain of Razorfish's current and former officers and directors. The lawsuit alleged violations of the securities laws based on alleged false statements made in Razorfish public disclosures concerning the integration of i-Cube, a company acquired by Razorfish in 1999. Plaintiffs are seeking reconsideration of the decision.

On March 21, 2001, Razorfish filed a complaint against EuroTel in the city court of Prague in the Czech Republic. In the action, Razorfish asserted that EuroTel failed to pay invoices in the aggregate amount of $2.0 million and sought to recover all monies due, including expenses in the additional amount of approximately $1.1 million, together with interest and attorney's fees. Razorfish provided consulting services to EuroTel on the creation of a WEB and WAP portal. On May 22, 2001, Eurotel commenced a breach of contract action against Razorfish Oy in the Helsinki District Court. In this action, Eurotel claimed that Razorfish allegedly breached the standard service agreement and therefore it was not obligated to pay the above fees and expenses and that Razorfish was obligated to refund to Eurotel all fees and expenses paid by Eurotel in the aggregate amount of approximately $2.5 million and pay compensatory damages due to the alleged breach of approximately $1.7 million. Razorfish Oy and Eurotel have entered into a settlement agreement dated August 30, 2001 pursuant to which each party has agreed to relinquish their respective claims against each other. In addition, Razorfish, Inc. and Eurotel have entered into a settlement agreement dated August 22, 2001 pursuant to which Razorfish, Inc. has paid $30,000 to Eurotel in full settlement of all claims.

On March 17, 2000, a former consultant to Avalanche Solutions, Inc. a majority-owned subsidiary of Razorfish, commenced legal action against Razorfish in the Southern District of New York and other defendants alleging fraud, violation of New York General Business Law Sections 339-a and 553-c, and violation of Rule 10b-5 promulgated under the Securities Exchange Act of 1934. On August 6, 2001 the Court granted summary judgment for Razorfish and the other defendants. The time to appeal has run and the decision is final.

Item 5.  Other Events.

On August 30, 2001, Razorfish closed its London, England office as a part of its continued efforts to regain profitability and manage costs. Pursuant to The Companies Act of 1985 of United Kingdom law, the closure process will be managed by a liquidator.

On August 24, 2001, Razorfish provided its named executive officers-- Jean-Philippe Maheu, John Roberts, Michael Simon, Robert Lord and
Michael Moore--and three additional executive officers (collectively, the "Executives") a continuing employment incentive in an amount equal to three-months' base compensation (the "CEI") as currently in effect for each of the Executives. The purpose of providing the CEI was to encourage the continued retention of each of the Executives by Razorfish. Further, the Company's Compensation Committee authorized the provision of the CEI unanimously on May 25, 2001.

Each Executive was to receive the CEI, if at all, upon the earlier to occur of the date of his non-voluntary termination of employment and, provided that he is employed by Razorfish on November 1, 2001. No Executive will be entitled to receive the CEI in the event that he voluntarily terminates his employment with the Company prior to November 1, 2001. As of November 1, 2001, the rights to these benefits vested.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
  No.                                 Description
--------   ----------------------------------------------------------------
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

 4.3       Intentionally Omitted.

 4.4       Intentionally Omitted.

 4.5       Intentionally Omitted.

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

10.23      Personal Guarantee for Premises, dated April 29, 1988, made by
             Johan Ihrfelt and Jonasensson in favor of Trygg-Hansa with respect to Trygg-Hansa Lease and the English translation hereof.(1)

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

10.27      Lease Contract, dated June 17, 1998, between Spray Geelmuyden.Kiese
             A.S and Kongensgate 2 ANS and the English translation thereof.(1)

Exhibit
No.                                   Description
-------    ----------------------------------------------------------------
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

10.45      Amendment No. 1 to Lease Agreement, dated as of July 14, 1995 between i-Cube and Riverfront Office Park Joint Venture.(2)

10.46      Sublease, dated as of June 19, 1995 between i-Cube and MathSoft,
             Inc.(2)

10.47      Employment Agreement, dated as of July 18, 2000 between Razorfish and Craig Kanarick.(5)

10.48      Separation Agreement, dated as of February 8, 2001 between
             Razorfish and Sue Murphree.(5)

Exhibit
No.                                 Description
-------    ---------------------------------------------------------------


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

21.1       Subsidiaries of Razorfish.(6)

27.1       Financial Data Schedule. (filed herewith)

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

(3) Filed as an exhibit to Razorfish's Report on Form 8-K/A that was filed with the Securities and Exchange Commission on June 30, 2000 and incorporated herein by reference

(4) Filed as exhibit to Razorfish's Report on Form 10-Q that was filed with the Securities and Exchange Commission on August 14, 2000 and incorporated herein by reference.

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

(b)  Reports on Form 8-K.
       None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on November 14, 2001.

                                      RAZORFISH, INC.


         By: /s/ Jean-Philippe Maheu
             -------------------------
             Jean-Philippe Maheu
             Chief Executive Officer

         By: /s/ John J. Roberts
             -------------------------
             John J. Roberts
             Chief Financial Officer
             (Principal Financial and Accounting Officer)