Form 10-K
period 2001-12-31
RAZORFISH INC
filed 2002-04-15
CIK 1075088

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K
                               ------------------


                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                   (Mark one)

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF l934

                  For the fiscal year ended December 31, 2001

                                       OR

                  |_| TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                107 Grand Street
                            New York, New York 10013
          (Address of Principal Executive Offices, including zip code)

       Registrant's telephone number, including area code: (212) 966-5960

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section l2(g) of the Act:

                 Class A Common Stock, par value $.01 per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the closing price of the Class A Common Stock, par value $0.01 (the "Common Stock") on March 20, 2002 of $0.16, as reported on the NASDAQ National Market was approximately $19,345,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     As of March 20, 2002, the registrant had outstanding 120,904,758 shares of Common Stock.


================================================================================


                                                                INDEX

                                                           RAZORFISH, INC.

                                                               PART I


Item 1.    Business............................................................................................................3
Item 2.    Properties.........................................................................................................14
Item 3.    Legal Proceedings..................................................................................................14
Item 4.    Submission Of Matters To A Vote Of Security Holders................................................................15

                                                               PART II

Item 5.    Market For Registrant's Common Equity And Related Stockholder Matters..............................................16
Item 6.    Selected Financial Data Selected Consolidated Financial Information................................................17
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............................18
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........................................................27
Item 8.    Financial Statements and Supplementary Data........................................................................28
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............................28

                                                              PART III

Item 10.   Directors and Executive Officers of the Registrant.................................................................29
Item 11.   Executive Compensation.............................................................................................31
Item 12.   Security Ownership of Certain Beneficial Owners and Management.....................................................35
Item 13.   Certain Relationships and Related Transactions.....................................................................36

                                                               PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................................37
Signatures ...................................................................................................................42
Consolidated Financial Statements............................................................................................F-1
Exhibits


                                     PART I

Information Regarding Forward-Looking Statements

Statements in this annual report about our future results, levels of activity, performance, goals or achievements or other future events constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in our forward-looking statements. These factors include, among others, those listed under "Factors Affecting Future Operating Results" or described elsewhere in this annual report. These statements include, but are not limited to, the statements regarding:

   . our plans to remain at the leading edge of digital technologies;

   . our plans to continue to expand the recognition of our brand name;

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

   . any inability to address or resolve financial, operational and managerial challenges arising from our restructuring efforts.

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


Item 1.     Business

Overview

     Razorfish's services employ digital technologies to address a wide range of our clients' needs, from business and brand strategy to systems integration. From our founding in 1995 to the present, Razorfish has provided its clients with services designed to enhance communications and commerce with their customers, suppliers, employees and other partners through the use of digital technologies. With offices in Boston, Los Angeles, New York City and San Francisco, Razorfish currently employs approximately 270 people and is headquartered in New York City.

     Razorfish experienced a decline in revenues for the year 2001 and we can give no assurance that the decline in revenues and net losses will not continue in future periods. We believe that these developments can be attributed to the following factors, among others:

   . A broad-based general economic slowdown that has led clients to decrease or postpone technology spending and that has perpetuated a lack of urgency in approaching large-scale projects. This has led to longer selling cycles, which have significantly reduced our cash from operations.

   . A slowdown in the market for internet-driven solutions, which has caused many smaller firms in our industry to discontinue operations.

   . A considerable decrease in the value of many publicly held companies that provide digitally based consulting services that has led to a loss in reputation by association.

   . Increased competitive pressure from traditional management and consulting
     IT services firms as well as smaller newcomers, in a smaller marketplace.

   . Our disposition of our European operations and our reduction in personnel throughout the year 2001.

     We expect that our revenues will be driven primarily by the number and scope of our client engagements, our professional services headcount, and our ability to appropriately staff those engagements and price our services.

The Razorfish solution

     Razorfish continues to believe that companies can generate competitive value by utilizing the power of technology. Razorfish works with clients to identify and capitalize on opportunities to increase their return on investment, improve productivity, and enhance their relationships with customers, employees, and partners. We believe that the following factors distinguish our ability to deliver solutions to its clients from that of our competitors.

     Focus on enterprise digital technologies. Razorfish uses enterprise digital technologies to create solutions on a wide variety of platforms that include the World Wide Web, wireless, broadband, and legacy systems for use with a variety of digital devices and information appliances, including desk tops, mobile phones and personal digital assistants.

     Provide an integrated end-to-end solution. Razorfish provides an integrated offering consisting of strategic consulting, design of information architectures and user-interfaces and creation and customization of software necessary to integrate enterprise solutions and legacy systems. Our employees have a broad range of skill sets including strategy, creativity and technology. Razorfish works with a client from the initial analysis of its business problems to the implementation of an appropriate solution. As a result, clients benefit not only from the time and cost savings of working with a single firm, but also from the optimized digital solutions made possible by Razorfish's integrated, full-service offering.

     Develop and implement new business models. Razorfish's goal is to enable its clients to re-orient their business models for the digital economy in order to create or enhance business identities, improve communications, increase sales, reduce costs and remain competitive in the digital economy.

Strategy

     Razorfish's objective is to enhance its position as a leading provider of digital solutions. In order to achieve this goal, Razorfish will:

          Target industries that can benefit from the use of digital technology. Razorfish believes that increased deregulation, consolidation and global competition will lead companies in more industries to use digital communications technology to differentiate their products and services. Razorfish generally targets companies in industries such as financial services, information technology and telecommunications, media and entertainment, healthcare, and manufacturing as well as governmental organizations.

          Maintain the Razorfish culture. From its inception, Razorfish has focused on building a working environment that encourages individuality and initiative to promote the development of creative, cutting-edge solutions. Razorfish's management continues to develop programs designed to help maintain a productive and energetic workplace. Razorfish believes that these programs have enabled it to attract top professionals.

          Focus on client satisfaction. Razorfish focuses on delivering value-added solutions to its clients that meet or exceed their expectations. Our objective is to establish, nurture and grow long-term relationships with our clients.

The Razorfish delivery model

     Razorfish approaches client delivery with an emphasis on the following three perspectives: (1) providing its clients with comprehensive solutions that require strategy, creativity and technology skill sets; (2) utilizing its knowledge of technology platforms including the Internet, wireless, broadband networks and legacy systems; and (3) utilizing its expertise and business process knowledge of key industries: media and entertainment, financial services, healthcare, manufacturing, and information and telecommunications. The client engagement team is comprised of professionals who have the relevant skill sets, technology platform expertise and industry knowledge.

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

     Razorfish develops its marketing programs and marketing tools internally and can deliver such tools to all Razorfish offices without incurring the additional expense of retaining a marketing firm. Razorfish's management team and client partners, the employees responsible for maintaining client relationships, are responsible for sales and marketing initiatives along with the delivery of solutions. This approach provides Razorfish with a flexible sales and marketing resource.

Clients

     Razorfish currently targets companies in industries that can use digital technologies to increase sales, improve communications and create business identities. These industries include financial services, media and entertainment, information and telecommunications, manufacturing, and healthcare. Some of our key clients in fiscal year 2001 include Ford Motor Company, Avaya, Cisco, GlaxoSmithKline and Genentech.

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

     Razorfish generally charges for the time, materials and expenses incurred on a particular project. Razorfish also performs fixed-price, fixed-time engagements. Agreements entered into in connection with a project are typically terminable by the client upon 30-days' prior written notice. Razorfish cannot give any assurances that a client will not terminate an engagement before its completion. If its clients terminate existing agreements or if Razorfish is unable to enter into new engagements, its business, financial condition and results of operations could be materially and adversely affected.

     No client accounted for more than 10% of Razorfish's revenues in 2001, 2000 or 1999. Although, Razorfish does not believe that it will derive a significant portion of its revenues from a limited number of clients, there is a risk that it may do so. Any cancellation, deferral or significant reduction in work performed for principal clients or a significant number of smaller clients could have a material adverse affect on Razorfish's business, financial condition and results of operations.


Divestitures of European operations

On December 13, 2001, Razorfish, Inc. announced that it had agreed to divest its remaining European operations. (The press release related to this announcement is filed as Exhibit 99 to our report on Form 8-K dated December 13, 2001). The divestiture of Razorfish's European operations was completed as follows:

   . Razorfish entered into a share purchase agreement, dated December 12, 2001, with Razorfish AB ("AB") to sell all of the issued shares of Qb International Holding AB ("Qb") to AB for $1 (the "Qb Sale"). Prior to the Qb Sale, Qb was a wholly owned subsidiary of Razorfish and comprised a portion of our operations in Sweden.

   . Razorfish entered into a share purchase agreement, dated December 12, 2001, with Startplattan 71274 AB, an entity which is partially owned by Per Jauring, the former Managing Director of Razorfish's Swedish operations, to sell all of the issued shares of AB to Mr. Jauring for $1 (the "AB Sale"). Prior to the AB Sale, AB was a wholly owned subsidiary of Razorfish and, with Qb, comprised all of our operations in Sweden, Norway and Hamburg, Germany.

   . Razorfish entered into two related share purchase agreements, dated
     December 11, 2001 with Stefan Hetges and Andrea Borgato, who were both former management members of Razorfish's operations in Frankfurt and Munich, Germany to sell

     50% of the issued shares of UH 107 Verwaltungs GmbH ("UH 107") to each of Messrs. Hetges and Borgato for DM 1 each (the "UH Sale"). Prior to the UH Sale, UH 107 was a wholly owned subsidiary of Razorfish and comprised all of its operations in Frankfurt and Munich, Germany.

   . Reportsent Company Limited ("Reportsent"), a wholly owned subsidiary of Razorfish, entered into a share purchase agreement, dated December 11, 2001 with A.R.T. Impex BV ("A.R.T.") to sell all of the issued shares of Razorfish BV ("BV"), a wholly owned subsidiary of Reportsent, to A.R.T. for $1 (the "Agreement"). BV was a wholly owned subsidiary of Reportsent and comprised Razorfish's operations in The Netherlands. The Agreement was conditional on an event occurring on December 17, 2001. This event did not occur by the designated contractual time, so the Agreement terminated at that time. Reportsent subsequently liquidated BV with the appropriate court in Amsterdam.

     In addition to the divestiture activities described in the December 13, 2001 announcement, the Company eliminated its operations in Helsinki, Finland and Milan, Italy during the second quarter of 2001 and its operations in London, U.K. during the third quarter of 2001.

Internal information systems

     Razorfish continuously works to improve its internal communication systems and production tools for creating and maintaining digital communications solutions for its clients. Razorfish utilizes a suite of applications including a calendar and scheduling module, a timesheet and financial reporting module, project tracking and management modules, on-line forums for fostering knowledge sharing and other applications that increase productivity and creativity. These modules consist of prepackaged, internally developed packages and certain SAP packages for financials and human resources.

Competition

     The Internet services market has experienced dramatic growth and is relatively new and highly competitive. Razorfish's competitors include:

   . Strategy consulting firms, including Bain & Company, Boston Consulting
     Group, Inc., McKinsey & Company, Accenture and Cap Gemini;

   . Internet service firms, including Scient Corporation, Viant Corporation,
     Lante Corporation, and Sapient Corporation

   . Technology consulting firms and integrators, including the major accounting firms, Diamond Technology Partners, Inc., Accenture, EDS and IBM;

   . The recent downsizings and consolidation in the internet service sector has created an available pool of resources that have either formed their own companies or are performing contract labor work; and

   . In-house information technology, marketing and design service departments of Razorfish's current and potential clients.

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

Intellectual property rights

     Razorfish seeks to protect its intellectual property through a combination of license agreements and under trademark, service mark, copyright and trade secret laws. Razorfish enters into confidentiality agreements with its employees and clients and uses its best efforts to limit access to and distribution of proprietary information licensed from third parties. In addition, Razorfish has entered into non-competition agreements with certain of its key employees.

     Razorfish pursues the protection of its trademarks in the United States and internationally. It has obtained both a U.S. and European Community registration for the "Razorfish" mark and has applied for registration of certain of its other trademarks and service marks. In addition, Razorfish licenses the right to use certain of its trademarks to certain European companies. In connection with the sale of certain of its European subsidiaries, Razorfish granted to UH 107, Startplattan 71274 AB ("71274

AB"), subsidiaries of 71274 AB, Razorfish AS and Geelmude Kiesen Gruppen AS (each, as "Licensee", together, the "Licensees") a royalty free, non transferable, exclusive license to use the name Razorfish together with another name (e.g. Germany, Norway, Sweden) for two years or until such time as the Licensees' core business becomes something other than digital consulting.

     Notwithstanding Razorfish's efforts to protect its intellectual property rights, Razorfish may not succeed in preventing misappropriation of its proprietary information or an abandonment of or other harm to its trademarks. For example, Razorfish may not detect unauthorized use of its intellectual property. In addition, the legal status of intellectual property on the Internet is currently subject to various uncertainties. See Item 1 - "Factors Affecting Future Operating Results - Misappropriation of our trademarks and other proprietary rights could harm our reputation, affect our competitive position and cost us money" and Item 1 - "Factors Affecting Future Operating Results - U.S. and foreign government regulation of the Internet is still developing and may adversely impact our business."

U.S. and foreign government regulation

     As the use of the Internet around the world continues to grow, and new concerns emerge in connection with such increasing use, application of existing laws and regulations to Internet businesses is becoming more aggressive, and new regulations at the state, local, federal and international levels are being adopted with increasing frequency.

     The European Union, for example, has recently enacted directives affecting business on the Internet, in the fields of privacy and the transfer of personal data, electronic commerce, distance selling, advertising, copyright infringement, the patenting of software, and electronic signatures, to name a few. In addition, new directives related to E-commerce may be implemented in the future. These directives will complement the existing general European Union rules already applicable to E-commerce in fields such as commercial piracy (of copyrights, trademarks and patents), consumer protection (e.g., relating to unfair contract terms, product liability, and warranties for the sale of goods), privacy, and taxation.

          At this time, the direction and scope of future regulation of the Internet is unknown. Enactment of new laws at local, state, federal and international levels, enforcement of existing regulations, and court interpretations of such legislation and regulations as applied to Internet-based activities may directly or indirectly affect Razorfish's business. For example, increased regulation may impose significant or burdensome new requirements on Internet businesses, dramatically discourage establishment of new Internet businesses, undermine continued operation of existing Internet businesses and inhibit use of the Internet overall, any of which could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

Employees

     As of December 31, 2001, Razorfish had approximately 270 employees, all of which were based in the United States, and approximately 203 of Razorfish's total employees were billable employees.

     Razorfish's continuing success will depend, in part, on its ability to attract, motivate and retain highly qualified employees as well as its ability to utilize effectively its current employees. Razorfish may not be able to retain its senior management or other key personnel in the future. Razorfish attempts to attract and maintain employees by paying competitive salaries, granting stock options and other awards and reimbursing employees for tuition expenses in connection with information technology-related coursework. Employees also may temporarily transfer to another of Razorfish's domestic offices.

     Razorfish's employees are not represented by any union and, except for senior management and certain other employees, are retained on an at-will basis.

Factors Affecting Future Operating Results

   Our market and the demand for business and technology consulting services are changing rapidly. This has detrimentally affected our financial results and may continue to do so.

     The market for our consulting services and digital solutions has been changing rapidly over the last three years, and we expect this level of change to continue. The market for digital solutions and consulting skills expanded rapidly during 1999 and 2000, but has both shifted and declined significantly since mid 2000 continuing through 2001. These market changes have affected our financial results. Our revenues for the three months ended December 31, 2001 decreased by 27% from our revenues for the three months ended September 30, 2001. We can give no assurances that the decline in revenue and net losses will not continue in future periods. If we cannot keep pace with these changes in our marketplace, our business, financial condition and results of operations will suffer. Our success will depend, in part, on our ability to develop service offerings that keep pace with rapid and continuing changes in technology, evolving industry needs and changing client preferences. Our success will also depend on our ability to develop and implement ideas that successfully apply existing and new technologies to deliver tangible value to our clients. We may not be successful in addressing these developments on a timely basis or in selling our services in the marketplace.

   We have reported losses and cannot assure you that we will regain profitability.

     We had a net loss of approximately $183.9 million for the year ended December 31, 2001. Our revenues also declined to $104.0 million for the year ended December 31, 2001 compared to $267.9 million for the year ended December 31, 2000. In the current environment, we do not believe that growth, actual or comparable to historical levels, will be achievable for future operating results. If we cannot successfully adjust to changing market conditions, we may incur losses in the future, and we may not regain profitability.

     A high percentage of our expenses, including those related to employee compensation and equipment, are relatively fixed. The number of our client engagements has decreased in recent quarters and our revenues and operating results have also decreased. If our operating results fall short of investors' expectations, the trading price of our common stock could decrease materially, even if the quarterly results do not represent any longer-term problems.

   Our business is subject to general economic conditions. Economic downturns could have an adverse impact on the demand for our services.

     Our revenues and results of operations are subject to fluctuations based upon the general economic conditions in the United States and abroad. The recent economic downturn in the United States and abroad has caused our customers and potential customers to substantially reduce their budgets for, and delay implementation of, Internet-focused business solutions. A further deterioration in existing economic conditions could therefore materially and adversely affect our financial condition, operating results and business. Our operating results and financial condition may also be adversely affected by difficulties we may encounter in collecting our accounts receivable and maintaining our profit margins during an economic downturn. In addition, our ability to improve our operating results will be heavily dependent upon our clients' and potential clients' belief that we will remain in operation. Clients and potential clients may be reticent about giving long-term projects to companies that have questions regarding this continued viability.

   Terrorist attacks and threats or actual war may adversely affect our financial condition, operating results, and business.

     Recent terrorist attacks in the United States and recent acts of war by and against the United States, as well as future events occurring in response or connection to them, including, without limitation, future terrorist attacks against the United States, Europe or other targets, rumors or threats of war, actual conflicts involving the United States or its allies, including various countries in Europe, or military or trade disruptions affecting our customers, may adversely affect our financial condition, operating results and business, including, among other things, the delay or cancellation of the delivery of Internet-focused business solutions on the part of our customers or potential customers. More generally, any of these events could cause business and consumer confidence and spending to decrease further, resulting in increased volatility in the U.S. and worldwide financial markets and economy and resulting in economic recession in the United States and internationally. Any of these occurrences would likely have a significant adverse effect on our operations and financial condition and could increase the volatility of the market price for our common shares as well as adversely affect the future price of our common shares.

   We have recently had significant changes in our executive management structure, and we cannot be certain that our new executive management will work together successfully.

     On May 2, 2001, our founders, Jeffrey Dachis and Craig Kanarick, who served as chief executive officer and chief strategic officer, respectively, resigned their positions. Mr. Dachis had served as chief executive officer since our inception. Mr. Dachis was replaced by Jean-Philippe Maheu, formerly our chief operating officer, who had been with us in various capacities since July 1997. We are not currently planning to replace Mr. Kanarick.

     In January of 2002, we promoted Robert Lord from his position as Executive Vice President - North America to chief operating officer. As currently constructed, our management team has not worked together for a significant length of time and could materially harm our business, results of operations and financial condition.

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

     We are involved in a variety of lawsuits, including class action lawsuits and a shareholder's derivative action which are discussed in Item 3--"Legal Proceedings." In addition, various other lawsuits, claims and proceedings may be asserted against us or by us including, without limitation, those related to lease contracts, performance of services for customers and employment matters. Regardless of the merits of the claim and regardless of the outcome, litigation is expensive and time consuming. These cases have and could continue to divert management's attention from our business, and we cannot predict the outcome of any litigation. Some lawsuits, claims or proceedings may be disposed of unfavorably to us, and we may incur significant costs defending ourselves. As a result, we cannot assure you that any or all of the litigation matters in which we are involved will not significantly harm our business or our financial situation.

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

     A high percentage of our expenses, including those related to employee compensation and equipment, are relatively fixed. If the number or average size of our client engagements decreases in any quarter, then our revenues and operating results may also decrease. If our operating results fall short of investors' expectations, the trading price of our Common Stock could decrease materially, even if the quarterly results do not represent any longer-term problems. See Item 7-"Management's Discussion and

Analysis of Financial Condition and Results of Operations-Quarter-to-quarter fluctuations in margins" for additional factors that may cause variations in our quarterly results.

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

     We may need to raise additional funds through public or private debt or equity financings in order to fund our current operating losses and to settle our accounts payable and accrued expenses while we attempt to balance the demand for our services with the cost of providing those services. Included in our accrued expenses is an estimate of approximately $7.6 million related to an unresolved withholding tax issue with various governmental agencies. If we return to profitability, we may need additional funds to take advantage of opportunities, including acquisitions of, or investments in, businesses or technologies, developing new services, or responding to competitive pressures. We cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. In such case, our financial condition, operating results and business may be materially and adversely affected.

   Our access to capital markets and timely financial reporting may be impaired if we need to engage new independent certified public accountants.

On March 14, 2002, Razorfish's independent certified public accountant, Arthur Andersen, was indicted on federal obstruction of justice charges arising from the government's investigation of Enron. Arthur Andersen has indicated that it intends to contest vigorously the indictment. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representations to its clients. Razorfish's access to the capital markets and its ability to make timely SEC filings could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make the required representations to Razorfish or if for any other reason Arthur Andersen is unable to perform required audit-related services for Razorfish. In such a case, Razorfish would promptly seek to engage new independent certified public accountants or take such other actions as may be necessary to enable Razorfish to maintain access to the capital markets and timely financial reporting.

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

   We may be unable to manage effectively our restructuring efforts, which could result in our being unable to control our costs and implement our business strategies effectively.

     Since December 31, 2000, Razorfish has engaged in a variety of restructuring efforts, including terminating approximately 1560 of its 1994 employees and closing or selling its European operations. If we find that our current restructuring efforts are insufficient to help us achieve profitability, we may implement additional restructuring efforts. Our restructuring efforts to date and any future restructuring efforts have placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the restructuring may have a negative effect on our employee turnover, recruiting and retention of important employees. If we are unable to implement our restructuring effectively or if we experience difficulties in implementing the restructuring, our expenses could increase more quickly than our revenues or our revenues could decline as a result of our failure to service new client engagements adequately, either of which would seriously harm our business, financial condition, results of operation and cash flows.

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

     Relatively few barriers prevent competitors from entering the information technology services market. As a result, new market entrants pose a threat to our business. We do not own any patented technology that prevents or discourages competitors from entering the information technology services market. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could materially harm our business, results of operations and financial condition. See Item 1--"Business--Competition" for a more complete description of the industry in which we compete, a list of our competitors and the competitive factors within our industry.

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

     In addition, we license certain of our trademarks to certain of our former European subsidiaries. See Item 1--Business-- Intellectual Property. Because we license trademarks to certain of our former European subsidiaries, content published or actions taken by these entities could materially and adversely affect our name and reputation.


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

     The contracts we enter into with our customers often limit the damages we may have to pay to damages arising from negligent conduct and for other potential liabilities in our services. However, these contractual provisions may not protect us from liability for damages. In addition, large claims may not be adequately covered by insurance and may raise our insurance costs.

   Misappropriation of our trademarks and other proprietary rights could harm our reputation, affect our competitive position and cost us money.

     We believe our trademarks and other proprietary rights are important to our success and competitive position. If we cannot protect our trademarks and other proprietary rights against unauthorized use by others, our reputation among existing and potential clients could be damaged and our competitive position adversely affected. We have registered certain of our trademarks in the United States and abroad. We use our best efforts to limit access to and distribution of our proprietary information, as well as proprietary information licensed from third parties. We cannot ensure that these strategies will be adequate to deter misappropriation of our proprietary information and material.

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

   The services that we provide depend largely on the Internet. Therefore, if usage of the Internet fails to grow, our business may fail to grow as well.

     Our future success depends on continued widespread use of the Internet as an effective medium of business and communication because we primarily use Internet-based technology to create our solutions. Factors which could reduce the widespread use of the Internet include:

   . possible disruptions, computer viruses or other damage to the Internet servers or to users' computers;

   . actual or perceived lack of security of information or privacy protection;
     and

   . excessive governmental regulation.

     In addition, our business may be indirectly impacted if the number of users of the Internet does not continue to increase or if commerce over the Internet does not continue to grow. The Internet may lose its viability as a commercial marketplace due to consumers' actual or perceived lack of security of information, such as credit card numbers, governmental regulation and uncertainty regarding intellectual property ownership. Use of the Internet may also be affected if the infrastructure of the Internet is not developed or maintained. Published reports have indicated that capacity constraints caused by growth in the use of the Internet may impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. If the necessary infrastructure, products, services or facilities are not developed, or if the Internet does not become a viable and widespread commercial medium, our business, results of operations and financial condition could be materially and adversely affected.

   U.S. and foreign government regulation of the Internet is still developing and may adversely impact our business.

     State, local and federal governments in the U.S. and local and national governments in the European Union and elsewhere have recently passed legislation relating to the Internet and electronic commerce, including laws and regulations relating to user privacy, taxes, pricing and copyrights. In many instances, because these laws are still being implemented, we are not certain how they will directly affect our business. This new legislation may indirectly affect us through its impact on our clients and potential clients and could affect the growth of the Internet as a medium for commerce and communications. In addition, U S and foreign governmental bodies are considering, and may consider in the future, other legislative proposals to regulate the Internet and electronic commerce. We cannot predict if or how any future legislation would impact our business, results of operations or financial condition. See Item 1- "Business-U.S. and foreign government regulation" for a more complete description of the regulations that govern our industry.

   Our stock price is volatile, which among other things, can adversely affect our ability to raise capital and undermine investor confidence.

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

   If our common stock is delisted from the Nasdaq National Market it could result in difficulties in disposing of shares of our common stock owned by investors.

     Our common stock is currently listed on the Nasdaq National Market. In order for our stock to continue to be listed on the Nasdaq National Market, we must have $50,000,000 market capitalization (or $50,000,000 in total assets and $50,000,000 in total revenues), a public float of 750,000 shares, a $15,000,000 market value of our public float, a minimum bid price of $3.00, 400 round lot holders and four market makers. We were advised by Nasdaq in a letter dated February 14, 2002 that we failed to meet the continued inclusion requirement for minimum bid price, and that if our minimum bid price did not exceed $3.00 for ten consecutive trading days during the 90 day period after being so advised, Nasdaq may determine that our common stock should be delisted from the Nasdaq National Market. Any delisting determination is subject to appeal, and if we choose to appeal such a determination, we may not be successful in our appeal. If we are delisted from the Nasdaq National Market, we may seek to transfer the listing of our common stock to the Nasdaq SmallCap Market, which requires that we have $2,000,000 in net tangible assets, $35,000,000 in market capitalization or $500,000 in net income in two of our last three fiscal years, a public float of 500,000 shares, a $1,000,000 public float, a $1.00 bid price, two market makers and 300 round lot holders. If we are unable to maintain our Nasdaq National Market listing or are unable to qualify to transfer our listing to the Nasdaq SmallCap Market, our common stock would likely be traded on the OTC Bulletin Board, where you may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

   Future sales of our Common Stock in the public market could adversely affect our stock price and our ability to raise funds in new equity offerings.

     No prediction can be made as to the effect, if any, that future sales of shares of Common Stock or the availability for future sale of shares of Common Stock or securities convertible into or exercisable for our Common Stock will have on the market price of common stock prevailing from time to time. Sale, or the availability for sale, of substantial amounts of Common Stock by existing stockholders under Rule 144, through the exercise of registration rights or the issuance of shares of Common Stock upon the exercise of stock options or warrants or the conversion of any convertible preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our Common Stock and could materially impair our future ability to raise capital through an offering of equity securities. We have 17,844,860 shares issuable upon exercise of options (approximately 12,971,156 of which are currently exercisable).


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

Item 2.     Properties

     Razorfish's headquarters are located in a leased facility in New York City consisting of approximately 17,000 square feet of office space. As of January 1, 2002, our headquarters consisted of approximately 7,500 square feet of office space. The lease for this office space expires on March 31, 2007. Razorfish also leases additional office space in New York, Los Angeles, San Francisco and Boston. Razorfish believes that its existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed.

Item 3.     Legal Proceedings

     On September 4, 2001, Citicapital Commercial Corporation ("Citicapital") filed a complaint in New York County Supreme Court against Razorfish alleging that Razorfish breached the terms of a lease for equipment. Citicapital claimed that Razorfish defaulted on the lease and sought monetary and injunctive relief in the amount of approximately $575,000 plus legal fees and interest. The parties have agreed in principle to settle the claim without any admission of liability for $515,000. As of March 15, 2002 Razorfish had paid out all monies due under this settlement.

     On June 15, 2001, and June 20, 2001, Razorfish and certain of its present and former officers and directors were named as defendants in two virtually identical purported class actions filed in the United States District Court for the Southern District of New York. The complaints allege that the underwriter of Razorfish's initial public offering engaged in improper compensation practices that were not disclosed in the offering's prospectus. These class actions have since been consolidated and are coordinated with more than 300 similar actions against other issuers and their underwriters. The claims against Razorfish and its directors/officers are based on section 11 of the Securities Act of 1933 which imposes strict liability on issuers for false or misleading statements in the prospectus. One of the complaints includes a claim for fraud under section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Razorfish intends to defend these cases vigorously but cannot currently predict the outcome. Razorfish is, however, seeking indemnification from its underwriters pursuant to the underwriting agreement entered into at the time of the offering.

     On May 3, 2001, Kilroy Realty, L.P. filed an action to recover rent for premises formerly occupied by Razorfish in Los Angeles, California. Kilroy asserts that it is entitled to recover rent in the amount of approximately $383,890 for the months of March, April and two-thirds of May 2001. The parties have agreed in principle to settle the matter without any admission of liability, and with Razorfish paying $125,000.

     On March 8, 2001, Shearwater Partners, LLC ("Shearwater") filed a complaint against Razorfish in the United States District Court for the Northern district of California alleging that Razorfish breached the terms of a lease for a space in San Francisco, California. Shearwater claimed that Razorfish did not meet certain construction deadlines and attempted to terminate the lease, accelerate the lease terms and sue Razorfish for damages prior to the rent commencement date. On April 24, 2001, Razorfish answered the Complaint, denying its material allegations, and filed a Counterclaim against Shearwater for breach of lease, breach of implied covenant of good faith and fair dealing, and declaratory judgment. Effective March 6, 2002, the parties settled the matter without any admission of liability, for an initial payment by Razorfish of $750,000, an additional payment of $750,000 in ten equal installments commencing June 1, 2002 or payable in full upon the occurrence of certain events, and a series of $125,000 payments to be made monthly for a period of seventeen months commencing April 1, 2002. As security for the payments that are a part of the settlement, Razorfish granted Shearwater a security interest in various property, including accounts receivable and other intangible and personal property. As a part of the settlement, Razorfish assigned its interest in Razorfish Ventures LLC ("Ventures"), of which Razorfish was the sole managing member, to Shearwater. Ventures owns shares of stock in two other entities.

     On December 13, 2000, a class action lawsuit was filed against Razorfish and certain officers of the corporation in the Southern District of New York. An additional 12 identical actions have since been filed, and all suits have been consolidated in the Southern District. The suits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act"), and Rule 10b-5 promulgated thereunder based on alleged false statements made in Razorfish's public disclosures concerning the integration of i-Cube, a company acquired by Razorfish in 1999. On September 26, 2001, the United States District Court for the Southern District of New York ("SDNY") granted with prejudice Razorfish's motion to dismiss the consolidated securities class action. Plaintiffs are seeking reconsideration of this decision. Razorfish believes these allegations are without merit in law or fact. Razorfish cannot assure you, however, that this matter will be resolved in its favor.

     On February 13, 2001, a derivative action was filed in Delaware Chancery Court by Robert C. Nichols on behalf of Razorfish against the members of Razorfish's Board of Directors, alleging breach of the Directors' fiduciary duties to Razorfish that were virtually identical to the allegations in the SDNY securities class action. This action is currently stayed by agreement of the parties, pending the outcome of the SDNY action. Razorfish believes these allegations are without merit in law or fact. Razorfish cannot assure you, however, that this matter will be resolved in its favor.

     On December 28, 2001, Key Equipment Finance Ltd. ("Key") filed a complaint against Razorfish in the United States District Court for the Southern District of New York to recover funds allegedly owed by Razorfish pursuant to a guarantee of certain equipment leases entered into by and between Razorfish's former wholly-owned subsidiary, Razorfish Limited, and companies affiliated with Key (the "Key Leases"). Key asserts that Razorfish is obligated to pay $271,460 for damages incurred in connection with the breach of the Key Leases. Razorfish intends to defend this case vigorously but cannot currently predict the outcome.

Item 4.     Submission Of Matters To A Vote Of Security Holders

Not applicable.

                                     PART II

Item 5.     Market For Registrant's Common Equity And Related Stockholder
            Matters

     Razorfish's Class A Common Stock commenced trading on April 27, 1999 on The Nasdaq National Market under the symbol "RAZF". As of March 20, 2002, there were approximately 519 holders of record of Razorfish's Common Stock.

     The following table presents for the periods indicated the high and low bid prices for the Common Stock, as reported by the Nasdaq National Market. This table is adjusted to reflect the 2 for 1 stock split that occurred in January 2000.


                                                                Price Range of
                                                                 Common Stock
                                                               -----------------
2000                                                            High       Low
-----                                                           ----       ---
First Quarter...........................................       $56.94     $26.75
Second Quarter..........................................       $30.13     $12.63
Third Quarter...........................................       $23.63     $ 8.03
Fourth Quarter..........................................       $10.75     $ 1.00


                                                                 Price Range of
                                                                  Common Stock
                                                                ----------------
2001                                                             High       Low
-----                                                            ----       ---
First Quarter..........................................         $3.00       $.38
Second Quarter.........................................         $1.88       $.31
Third Quarter..........................................          $.65       $.14
Fourth Quarter.........................................          $.46       $.16


     Razorfish's Board of Directors has never declared or paid any dividends on the Common Stock and does not expect to pay dividends in the foreseeable future. Razorfish's current policy is to retain all of its earnings to finance future growth and acquisitions. Future dividends, if any, will be at the discretion of our Board of Directors and will depend upon, amongst other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant.

Item 6.     Selected Financial Data Selected Consolidated Financial Information

     The selected Balance Sheet information as of December 31, 1997, 1998 and 1999 and the selected Statement of Operations information for the years ended December 31, 1997 and 1998 are derived from our audited consolidated financial statements not included in this report. The selected Balance Sheet information as of December 31, 2000 and 2001 and the selected Statement of Operations information for the years ended December 31, 1999, 2000 and 2001 have been derived from our audited consolidated financial statements included elsewhere in this report.

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


                                                                                   Year ended December 31,
                                                            -----------------------------------------------------------------------
                                                              1997           1998           1999            2000             2001
                                                            ---------      ---------      ---------       ---------       ---------
                                                                             (in thousands, except per share data)
Statement of Operations Information:
Revenues .............................................      $  56,169      $  83,863      $ 170,179       $ 267,857       $ 103,980
Project personnel costs ..............................         27,518         44,154         81,042         147,936          68,589
                                                            ---------      ---------      ---------       ---------       ---------
Gross profit .........................................         28,651         39,709         89,137         119,921          35,391
Sales and marketing ..................................          4,038          6,281         12,567          22,450           8,048
General and administrative(1) ........................         16,345         22,449         47,498          88,059          48,410
Provision for doubtful accounts ......................             --             67          1,010          21,646              --
Amortization of Intangibles ..........................             --            109          3,532           8,876           1,759
Non-Cash Compensation Expense ........................             79          1,937            189              --             833
Merger related .......................................             --            786         24,566              --              --
Restructuring Costs ..................................             --             --             --           2,416          94,202
Impairment Loss ......................................             --             --             --         126,000          60,116
Loss on sale of business .............................             --             --             --              --           6,789
                                                            ---------      ---------      ---------       ---------       ---------
Income (loss) from operations ........................          8,189          8,080           (225)       (149,526)       (184,766)

Other income, net ....................................             79            838          3,753           3,550             844
                                                            ---------      ---------      ---------       ---------       ---------
Income before income taxes ...........................          8,268          8,918          3,528        (145,976)       (183,922)
                                                            ---------      ---------      ---------       ---------       ---------
Provision for income taxes ...........................          3,287          4,843         18,060          2,874               --
                                                            ---------      ---------      ---------       ---------       ---------
Net income (loss) ....................................      $   4,981      $   4,075      $ (14,532)      $(148,850)      $(183,922)
                                                            =========      =========      =========       =========       =========

Net income (loss) per share:
    Basic ............................................          $0.11          $0.08         $(0.17)         $(1.59)         $(1.83)
    Diluted ..........................................           0.10           0.07          (0.17)          (1.59)          (1.83)

Weighted average common shares outstanding:
    Basic ............................................         46,192         50,054         83,129          93,707         100,670
    Diluted ..........................................         51,360         58,113         83,129          93,707         100,670


(1) Exclusive of non-cash compensation expense of $79, $1,937, $189 and $833 for 1997, 1998, 1999 and 2001, respectively.


                                                                                  December 31,
                                                                                  ------------
                                                               1997        1998       1999        2000       2001
                                                               ----        ----       ----        ----       ----
                                                                                 (in thousands)
Balance Sheet Information:
Cash and cash equivalents............................         $13,037     $36,628   $ 98,798    $ 51,483   $   8,011
Total assets.........................................          35,410      75,831    251,590     204,955      15,947
Long-term obligations................................           2,750       6,820      1,760         986       3,111
Stockholders' equity (deficit)........................         10,779      45,807    198,353     169,151      (7,994)

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

Overview

     Razorfish derives substantially all of its revenues from fees for services generated on a project-by-project basis. Razorfish's services are provided on a time and materials basis and on a fixed-time, fixed-price basis. Historically, Razorfish has not derived a substantial amount of its revenues from a retainer basis; however, in the future, Razorfish may utilize such arrangements.

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

     Razorfish's projects vary in size and scope; therefore, a client that accounts for a significant portion of Razorfish's revenues in one period may not generate a similar amount of revenue in subsequent periods. No client accounted for more than 10% of Razorfish's revenues in 2001, 2000 or 1999. Razorfish does not believe that it will derive a significant portion of its revenues from a limited number of clients in the near future. However, there is a risk that the source of Razorfish's revenues may be generated from a small number of clients. These clients may not retain Razorfish in the future. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse effect on Razorfish's business, financial condition and results of operations.

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

Acquisitions and divestitures

     On December 13, 2001, Razorfish, Inc. announced that it had agreed to divest its remaining European operations. (The press release related to this announcement is filed as Exhibit 99 to our report on Form 8-K dated December 13,
2001). The divestiture of Razorfish's European operations was completed as follows:

   . Razorfish entered into a share purchase agreement, dated December 12, 2001, with Razorfish AB ("AB") to sell all of the issued shares of Qb International Holding AB ("Qb") to AB for $1 (the "Qb Sale"). Prior to the Qb Sale, Qb was a wholly owned subsidiary of Razorfish and comprised a portion of our operations in Sweden.

   . Razorfish entered into a share purchase agreement, dated December 12, 2001, with Startplattan 71274 AB, an entity which is partially owned by Per Jauring, the former Managing Director of Razorfish's Swedish operations, to sell all of the issued shares of AB to Mr. Jauring for $1 (the "AB Sale"). Prior to the AB Sale, AB was a wholly owned subsidiary of Razorfish and, with Qb, comprised all of our operations in Sweden, Norway and Hamburg, Germany.

   . Razorfish entered into two related share purchase agreements, dated
     December 11, 2001 with Stefan Hetges and Andrea Borgato, who were both former management members of Razorfish's operations in Frankfurt and Munich, Germany to sell 50% of the issued shares of UH 107 Verwaltungs GmbH ("UH 107") to each of Messrs. Hetges and Borgato for DM 1 each (the "UH Sale"). Prior to the UH Sale, UH 107 was a wholly owned subsidiary of Razorfish and comprised all of its operations in Frankfurt and Munich, Germany.

   . Reportsent Company Limited ("Reportsent"), a wholly owned subsidiary of Razorfish, entered into a share purchase agreement, dated December 11, 2001 with A.R.T. Impex BV ("A.R.T.") to sell all of the issued shares of Razorfish BV ("BV"), a wholly owned subsidiary of Reportsent, to A.R.T. for $1 (the "Agreement"). BV was a wholly owned subsidiary of Reportsent and comprised Razorfish's operations in The Netherlands. The Agreement was conditional on an event occurring on December 17, 2001. This event did not occur by the designated contractual time, so the Agreement terminated at that time. Reportsent subsequently liquidated BV with the appropriate court in Amsterdam.

     Correspondingly, Razorfish recorded a charge of $6.8 million relating to the write-off of the net assets of its subsidiaries in Amsterdam, Germany, Oslo and Stockholm.

     In addition to the divestiture activities described in the December 13, 2001 announcement, the Company eliminated its operations in Helsinki, Finland and Milan, Italy during the second quarter of 2001 and its operations in London, U.K. during the third quarter of 2001.


     This unaudited pro forma information does not purport to be indicative of the results of operations that would have been obtained if the divestiture had occurred at the beginning of the periods presented, and is not intended to be a projection of future results. This information should be read in conjunction with the audited consolidated financial statements of Razorfish, Inc., and subsidiaries as of and for the years ended December 31, 2000 and 2001.


                                                                    Year Ended December 31,
                                                              ----------------------------------
                                                                 2000                     2001
                                                                -----                     ----
Pro forma:
      Revenues..........................................      $179,682                  $65,148
      Income / (loss) from operations...................       (57,471)                 (95,728)
      Net income (loss).................................       (54,810)                 (94,729)
      Basic net (loss) per share........................         (0.58)                   (0.94)
      Diluted net (loss) per share......................         (0.58)                   (0.94)


Razorfish completed three acquisitions during 2000.

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

     In January 1999, Razorfish acquired all of the capital stock of Spray Network AB ("Spray") and certain of its subsidiaries for 50% of Razorfish's Common Stock on a fully diluted basis (after giving effect to this acquisition). The acquisition of Spray was accounted for using the purchase method of accounting. The operating results of Spray have been included in Razorfish's consolidated financial statements since January 5, 1999.

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


                                                                           Year Ended
                                                                          December 31,
                                                                          ------------
                                                                 1999                     2000
                                                                 ----                     ----
                                                                    (in thousands except per
                                                                          share data)
Pro forma:
      Revenues..........................................        $178,622                 $271,607
      Net income (loss).................................         (14,135)                (148,038)
      Basic net (loss) per share........................           (0.17)                   (1.57)
      Diluted net (loss) per share......................           (0.17)                   (1.57)

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

   . investor perception of Razorfish and the information technology services market in general;

   . announcements or implementation of technological innovations;

   . announcements or implementation by us or our competitors of new products or services;

   . layoffs of employees due to underutilization or resignation of key employees, officers, or directors; and

   . general economic and information technology services market conditions.

     Razorfish expects this trend to continue.

Results of operations

     The following table sets forth certain consolidated statement of operations data of Razorfish both in millions and as a percentage of revenues for the periods indicated:


                                                                                Year ended December 31,
                                                                                -----------------------
                                                          1999                          2000                         2001
                                                          ----                          ----                         ----
                                                                Percent of                    Percent of                  Percent of
                                                  Amount         revenues       Amount         revenues       Amount       revenues
                                                  ------         --------       ------         --------       ------       --------
                                                                                  (dollars in millions)
Revenues .................................        $170.2           100%         $267.9           100%         $104.0         100%
Project personnel costs ..................          81.0            48%          147.9            55%           68.6          66%
                                                  ------         --------       ------         --------       ------       --------
Gross profit .............................          89.2            52%          120.0            45%           35.4          34%
Sales and marketing ......................          12.6             7%           22.5             8%            8.0           8%
General and administrative(1) ............          47.5            28%           88.1            33%           48.4          47%
Provision for doubtful accounts ..........           1.0             1%           21.6             8%             --          --
Merger & restructuring related costs .....          24.6            14%            2.4             1%           94.2          91%
Non-cash compensation expense ............           0.2             0%             --            --             0.8           1%
Loss on sale of business .................            --            --              --            --             6.8           7%
Amortization of intangibles ..............           3.5             2%            8.9             4%            1.8           2%
Impairment loss ..........................            --            --           126.0            47%           60.1          58%
                                                  ------         --------       ------         --------       ------       --------
Income (loss) from operations ............          (0.2)            0%         (149.5)          (56)%        (184.7)       (178)%
Other income, net ........................           3.7             2%            3.5             1%            0.8           1%
Income (loss) before income taxes ........           3.5             2%         (146.0)          (55)%        (183.9)       (177)%
Provision (benefit) for income taxes .....          18.0            11%            2.9             1%             --           0%
                                                  ------         --------       ------         --------       ------       --------
Net income (loss) ........................         (14.5)           (9)%        (148.9)          (56)%        (183.9)       (177)%
                                                  ======         ========       ======         ========       ======       ========

--------------

(1) Exclusive of non-cash compensation expense of $0.2 and $0.8 for 1999 and 2001, respectively.

   Year ended December 31, 2001 compared to year ended December 31, 2000

   Revenues

     Razorfish's revenues decreased $163.9 million, or 61%, to $104.0 million for the year ended December 31, 2001 from $267.9 million for the year ended December 31, 2000. The 61% decrease in revenues was attributable to a decreased volume of projects from new customers, the diminished leveraging of existing client relationships to obtain repeat business, general economic slowdown in the United States and abroad, the effects of September 11 and a 22% decrease in Razorfish's average billing rates.

   Project personnel costs

     Razorfish's project personnel costs decreased $79.3 million, or 54%, to $68.6 million for 2001 from $147.9 million for 2000. As a percentage of revenues, project personnel costs increased to 66% during 2001 from 55% during 2000. The decrease in project personnel costs in absolute dollar terms was a result of the termination of personnel. The average number of employees in project personnel costs decreased from 1,552 in 2000 to 858 during fiscal year 2001, a decrease of 45%. The increase in project personnel costs as a percentage of revenues was the result of a decline in utilization for billable employees due primarily to lower revenue in 2001.

   Sales and marketing

     Razorfish's sales and marketing expenses decreased $14.5 million, or 64%, to $8.0 million for 2001 from $22.5 million in 2000. As a percentage of net revenues, these costs remained flat from 8% in 2000 to 8% in 2001. The decrease in selling and marketing costs in absolute dollars was primarily attributable to decreased spending on promotional activities which corresponded with our decrease in revenue and decreases in selling and marketing personnel. The average number of personnel in the sales and marketing functions decreased by approximately 87% from 2000 to 2001.

   General and administrative, exclusive of non-cash compensation expense

     Razorfish's general and administrative expenses decreased $39.7 million, or 45%, to $48.4 million in 2001 from $88.1 million in 2000. As a percentage of revenues, general and administrative expenses increased to 47% during 2001 from 33% in 2000. The decrease of G&A expense in absolute dollars was due to a decrease in general and administrative personnel and support staff necessary to maintain Razorfish's infrastructure. The average number of personnel in the general and administrative functions decreased by approximately 87% from fiscal year 2000 to fiscal year 2001. Additionally, expenses related to rent, recruiting and training decreased along with the decrease in average head count from approximately 1,900 worldwide personnel during fiscal year 2000 to approximately 1,100 worldwide personnel during fiscal year 2001.

   Provision for doubtful accounts

     During 2001, Razorfish recorded no provision for doubtful accounts, compared to approximately $21.6 million in 2000. The decrease is due to fewer clients in financial difficulties.

   Merger-related and restructuring costs

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

     During the second quarter 2001, the Company recorded restructuring costs of approximately $70.0 million consisting of $14.6 million for workforce reductions, $34.1 million for consolidation of facilities and $21.3 million for other depreciable assets. The Company took significant actions to reduce its operating cost structure and to better align that cost structure with the expected demand for its services. The restructuring plan resulted in the termination of approximately 600 personnel (420 of whom were project personnel and 180 of whom were sales and marketing and general and administrative personnel) and the elimination of the Helsinki, Finland and Milan, Italy offices. The estimated costs for consolidation of facilities is comprised of contractual rental commitments under real estate leases and equipment leases for unutilized office space and equipment offset by estimated future sub-lease income. Included in these costs are the costs to close the Helsinki, Finland and Milan, Italy offices and the write-off of substantially all related assets. Included within the workforce portion of restructuring costs is a charge of $3.9 million related to the write-off of the loan to Razorfish Studios ("Studios"). The loan was personally guaranteed by the company's two founders and as a part of their separation agreements, dated May 2, 2001, the personal guarantee was released as a part of the consideration for the waiver of certain termination benefits under each founder's employment contract.

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

     During the fourth quarter of 2001, the Company recorded restructuring costs of $0.9 million for workforce related expenses and $7.5 million for consolidation of facilities. The restructuring plan resulted in the termination of approximately 100 personnel (76 of whom were project personnel and 24 of whom were sales and marketing and general and administrative personnel). The majority of the facilities charge is related to a settlement reached with a landlord of one of the Company's former properties. This charge was offset by a reversal of previously recorded restructuring costs of $9.4 million. This reversal was related to settlement of real estate obligations at amounts lower than initially recorded.

   Amortization of intangibles

     Amortization of intangibles for Razorfish was approximately $1.8 million in 2001 compared to $8.9 million in 2000. This decrease in amortization of intangibles was due to the impairment of all of Razorfish's goodwill in the Second quarter of 2001.

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

   Loss on sale of business

     During the fourth quarter of 2001, the Company sold or liquidated all of its remaining European subsidiaries. Correspondingly, the Company recorded a charge of $6.8 million relating to the write-off of the net assets of its subsidiaries in Amsterdam, Germany, Oslo and Stockholm.

   Income taxes

     Razorfish had no income tax expense during 2001. This was due to the consolidated losses in the fiscal year. Razorfish had income taxes of $2.9 million during 2000. These taxes were primarily related to income earned in foreign jurisdictions and taxes relating to local U.S. governments.

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

   Impairment loss

     During the fourth quarter of 2000, the Company conducted a strategic review of certain assets because it was experiencing negative operating results during this period. The strategic review triggered an impairment of long-lived assets from previous acquisitions of $126.0 million. The Company calculated the present value of expected cash flows of certain business units to determine the fair value of those assets. Accordingly, in the fourth quarter of 2000, the Company recorded non-cash impairment charges and wrote down intangible assets from the following acquisitions; Spray, CHBI, Tag Media, Fuel and other acquisitions by $48.3 million, $34.3 million, $8.3 million, $31.1 million and $4.0 million, respectively. Included in the writedown of intangibles for the CHBI, Tag Media and Fuel acquisitions were amounts related to earn-out payments made during fiscal year 2000 of $39.2 million, $8.7 million and $12.5 million, respectively.

   Income taxes

     Razorfish had income taxes of $2.9 million during 2000. These taxes were primarily related to income earned in foreign jurisdictions and taxes relating to local U.S. governments.

Quarterly results of operations

     The following table sets forth unaudited quarterly statement of operations data of Razorfish in millions of dollars for each of the four quarters during the two years ended December 31, 2001. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the unaudited information for the quarters presented. You should read this information in conjunction with the consolidated audited financial statements, including the notes thereto, included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of results that Razorfish may achieve for any subsequent periods.


                                                                      Quarter ended
                                                                      -------------
                                      March 31,    June 30,      Sept.  30,     Dec. 31,       March 31,      June 30,
                                      ---------    --------      ----------     --------       ---------      --------
                                        2000         2000          2000           2000           2001           2001
                                      ---------    --------      ----------     --------       ---------      --------
Revenues ......................        $ 64.1       $ 76.6        $ 77.1        $  50.1         $ 42.4        $  28.7
Project personnel costs .......          29.8         36.4          41.7           40.0           28.6           18.6
                                      ---------    --------      ----------     --------       ---------      --------
Gross profit ..................          34.3         40.2          35.4           10.1           13.8           10.1
Sales and marketing ...........           4.1          4.9           6.2            7.3            4.7            1.8
General and administrative ....          20.4         23.7          22.9           21.1           20.5           14.8
Provision for doubtful accounts            --           .7           5.6           15.3             --             --
Merger and
restructuring-related
    costs .....................            --           --            --            2.4           12.9           69.8
Non-cash compensation
Expense .......................            --           --            --             --             --             .3
Amortization of intangibles ...           2.0          2.1           2.3            2.5             .9             .8
Loss on sale of business ......            --           --            --             --             --             --
Impairment loss
                                           --           --            --          126.0             --           60.1
                                      ---------    --------      ----------     --------       ---------      --------
Income (loss) from operations
                                          7.8          8.8          (1.6)        (164.5)         (25.2)        (137.5)
Other income (loss), net
                                          1.0          1.2            .7             .6             .3             .4
                                      ---------    --------      ----------     --------       ---------      --------
Income (loss) before income
Taxes .........................           8.8         10.0           (.9)        (163.9)         (24.9)        (137.1)
Provision (benefit) for income
Taxes .........................           4.3          4.9           (.4)          (5.9)            --             --
                                      ---------    --------      ----------     --------       ---------      --------
Net income (loss) .............        $  4.5       $  5.1         $ (.5)       $(158.0)        $(24.9)       $(137.1)
                                      =========    ========      ==========     ========       =========      ========

                                                                                                                        (continued)
                                                Quarter ended
                                                -------------
                                           Sept. 30,      Dec. 31,
                                           ---------      --------
                                             2001           2001
                                           ---------      --------
Revenues ......................              $ 19.0         $ 13.8
Project personnel costs .......                12.3            9.1
                                           ---------      --------
Gross profit ..................                 6.7            4.7
Sales and marketing ...........                 1.0             .6
General and administrative ....                 8.1            4.9
Provision for doubtful accounts                  --           --
Merger and
restructuring-related
    costs .....................                12.4            (.9)
Non-cash compensation
Expense .......................                  .2             .4
Amortization of intangibles ...                  --           --
Loss on sale of business ......                  --            6.8
Impairment loss
                                                 --           --
                                           ---------      --------
Income (loss) from operations
                                              (15.0)          (7.1)
Other income (loss), net
                                                 .1             .1
                                           ---------      --------
Income (loss) before income
Taxes .........................               (14.9)          (7.0)
Provision (benefit) for income
Taxes .........................                  --           --
                                           ---------      --------
Net income (loss) .............             $(14.9)         $ (7.0)
                                           =========      ========


(dollars in millions in above table)

   Liquidity and capital resources

     In 2001, Razorfish met its working capital requirements from cash on the balance sheet as of December 31, 2000, the turnover of accounts receivable and additional sales of shares of common stock in public equity markets.

   Basis of Presentation

The Company financial statements have been prepared assuming the Company will continue as a going concern. The Company has undergone major restructuring efforts and has incurred significant net losses and negative cash flows from operations during fiscal years 2000 and 2001. These factors could limit the Company's ability to continue as going concern.

The Company has made the necessary changes in its operations to obtain operational profitability in the fourth quarter of 2001. During the fourth quarter, as reported in its earnings release, the Company generated 42% gross margins and 8% ordinary operating margins. The Company continued to generate similar gross margins and operating margins in the first three months of 2002. The Company believes that it will continue to generate positive operating results and take actions as necessary to maintain its profitability.

The Company believes that its net working capital deficit of approximately $6.7 million will be satisfied through the cash flow generated from its restructured US only, restructured operations, the finalization of a payment plan for the tax obligation described below and through additional financing, if necessary. During 2001, the Company has demonstrated the ability to obtain additional financing through the sale of common stock for approximately $1.9 million, Subsequent to December 31, 2001, the Company has raised as additional $1.6 million under its shelf registration statement.

Within the Company's liabilities is a tax obligation and related interest payments to various federal and state governmental agencies for approximately $7.6 million. The Company has proposed a payment plan to the governmental agencies under which the Company would pay this obligation and interest over 5 years. Based on the fact that current management discovered the tax underpayment and proactively reported it to the governmental agencies and based on meetings and discussions with the governmental agencies, the Company strongly believes that it will obtain a satisfactory payment plan. Assuming the Company obtains a satisfactory payment plan, management believes that its current cash position and cash generated from operations will be sufficient to meet its working capital needs for the next twelve months. The finalization of the proposed payment plan has not occurred as of the date of this Form 10-K. The Company's unresolved payment plan was a significant factor in the auditor's assessment of the Company's ability to continue as a going concern.

   Net cash provided by (used in) operating activities

     Razorfish's net cash used by operating activities was $39.6 million in 2001. Cash used by operating activities was mainly due to the net operating loss from operations of $183.9 million, which includes the impairment loss of $60.1 million, non-cash restructuring costs of $51.1 million and loss on sale of business of $6.8 million for the year, a decrease in accounts receivable of $21.4 million and an increase in accounts payable and accrued expenses of $.4 million, which was partially offset by an decrease in unbilled revenue of $1.8 million.

   Net cash provided by (used in) investing activities

     Razorfish's net cash used by investing activities was $4.8 million in 2001, due to capital expenditures of $2.6 million used completing Razorfish's implementation of SAP and $2.2 million to complete office buildouts in progress.

   Net cash provided by financing activities

     Razorfish's net cash provided from financing activities was $3.1 million for 2001. Approximately $.5 million was generated from the exercise of stock options, an additional $.7 million was generated from the collection of proceeds from a previous officer's loan. The Company also sold approximately 9,497,721 shares through the equity shelf registration statement on Form S-3, as amended, (File No. 333-62146) in November and December 2001, resulting in net proceeds of approximately $1.9 million. There can be no assurances that the Company will be able to continue to raise capital via the sale of shares in the public markets.

   Capital expenditures, earn-out payments and rent expenses

     Razorfish's capital expenditures for 2001 were approximately $4.8 million. The decrease of $18.7 million in capital expenditures during 2001 from $23.5 million in 2000 was due primarily to the following: (1) during 2000 as Razorfish grew both internally and through acquisition, the Company purchased equipment to maintain that growth, (2) during 2000 the Company implemented an Enterprise Resource Planning system (SAP) and (3) during 2001 the Company sharply curtailed spending and only capital expenditure projects that were in process were completed. Razorfish does not have any material commitments for capital expenditures for the foreseeable future.

   Commitments

     Razorfish has contractual obligations as follows:

                                                          Payments Due by Period
                                                  Less than                            After 5
Contractual Obligations                 Total       1 Year    1-3 Years   4-5 Years     Years
Operating Leases .................     $15,931     $ 5,466     $ 8,134     $ 2,331     $    --
Other Long-Term Obligations ......       3,625       2,400       3,574          --          --
                                       -------     -------     -------     -------     -------
Total Contractual Cash Obligations     $19,556     $ 7,866     $ 9,359     $ 2,331     $    --
                                       =======     =======     =======     =======     =======


     Additionally, Razorfish has entered into employment agreements with certain executives that require aggregate minimum base salaries of $.7 million, for each of the years ended December 31, 2002 through December 31, 2004.


   Recent accounting pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141. Business Combinations ("SFAS 141"). It also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets ("SFAS 143") in August 2001.

     SFAS 141 requires all business combinations commencing after June 30, 2001 be accounted for under the purchase method. SFAS 141 superseded APB Opinion No. 16, Business Combinations and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 on July 1, 2001 was not material to the 2001 results of the Company.

     SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company plans to adopt SFAS 143 effective January 1, 2003. However the Company does not expect that the adoption will have material impact on its consolidated results of operations and financial position.

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement established accounting and reporting standards that require all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as an asset or a liability and measured at its fair value. The statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not have any derivative instruments. Therefore the adoption of SFAS 133 did not have any impact on the Company.

     On November 14-15, 2001, the Emerging Issues Task Force ("EITF") of the FASB concluded that reimbursements received for "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the income statement. The new accounting treatment should be applied in financial reporting periods (years) beginning as early as the March 2002 quarter. Upon application of the pronouncement, comparative financial statements for prior periods must also be reclassified in order to ensure consistency among all periods presented. The adoption of the EITF will not have a material effect on the Company's consolidated financial position or results of operations.

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

     Razorfish, with the approval of the Audit Committee of Razorfish's Board of Directors, appointed Arthur Andersen LLP ("Andersen") as Razorfish's independent public accountants for the fiscal year ended December 31, 2000, effective as of July 20, 2000. Andersen was previously engaged in this capacity for Razorfish from November 1996 until November 1999 and was responsible for auditing the 1998 annual financial statements and for reviewing Razorfish's quarterly results for the first three quarters of 1999 prior to the restatement of these periods to give effect for a pooling of interests with i-Cube, TS Design, Inc. and Lee Hunt Associates, Inc. On November 23, 1999, Razorfish dismissed Andersen as its independent certified public accountant. The reports of Andersen on Razorfish's financial statements for the fiscal years ended December 31, 1998 and 1997 did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During fiscal years 1997, 1998, 1999 and 2000 and subsequent interim periods, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Andersen would have caused it to make reference to such disagreement in its reports. The Audit Committee of Razorfish's Board of Directors recommended the change of accountants and that action was approved by the Board of Directors of Razorfish.

     During the fiscal year 2000 there were no disagreements with Andersen or PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Andersen or PWC, would have caused them to make reference to the subject matter of the disagreement in its reports. Andersen's report on Razorfish's financial statements for the fiscal year ended December 31, 2000, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

     During the fiscal year 2001 there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of the disagreement in its reports. Andersen's report on Razorfish's financial statements for the fiscal year ended December 31, 2001, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

                                    PART III

Item 10    Directors and Executive Officers of the Registrant.

     As of March 31, 2002, the directors and executive officers of the Company were as follows:

Name                          Age   Position
----                          ---   --------
Jean-Philippe Maheu           38    Chief Executive Officer, Chairman of the Board, and Director
John J. Roberts               35    Chief Financial Officer
Robert W. Lord                39    Chief Operating Officer
Hilary A. Fenner              30    Vice President-Business Affairs and General Counsel
Carter F. Bales(1)(2)(3)      63    Director
Bo Dimert(1)(2)(3)            58    Director
Peter A. Lund(1)(2)(3)        61    Director

---------------
(1)      Member of the Nominating Committee.
(2)      Member of the Audit Committee.
(3)      Member of the Compensation Committee.


         Jean-Philippe Maheu has served as Chief Executive Officer of Razorfish since May 2, 2001. Prior to becoming Chief Executive Officer, Mr. Maheu served as Chief Operating Officer since July 1, 2000 and Executive Vice President--North American Operations of Razorfish from January 1999 until June 30, 2000. He was Executive Vice President of Corporate Development of Razorfish from December 1997 until December 1998. Mr. Maheu served as Vice President of Business Development and Strategy of Razorfish from July 1997 until December 1997. From February 1995 to June 1997, Mr. Maheu served as a principal of Gunn Partners, a management consulting firm. From September 1989 to January 1995, Mr. Maheu was a consultant and manager of A.T. Kearney, an international management consulting firm. Mr. Maheu holds a M.S. degree in information systems from Pierre and Marie Curie University--Paris and an M.B.A. degree in finance and marketing from the J.L. Kellogg Graduate School of Management at Northwestern University.

         John J. Roberts became Chief Financial Officer of Razorfish in April 2000. Prior to joining Razorfish, Mr. Roberts had been a partner at PricewaterhouseCoopers LLP since 1998, and has served in various positions at PricewaterhouseCoopers LLP since 1988. Mr. Roberts holds a B.S. in accounting from Boston College and is a Certified Public Accountant.

         Robert W. Lord has been the Chief Operating Officer of Razorfish since January of 2002. Prior to that, Mr. Lord was Executive Vice President for North American Operations for Razorfish since November of 2000. From July of 2000 until he joined Razorfish, Mr. Lord was Vice President of Corporate Alliances and Business Development at Pretzel Logic Software, Inc., a technology services company focused on providing e-business applications to traditional and internet based businesses. From February of 2000 until July of 2000, Mr. Lord was Vice President, Client Support Services for Agility.com where he was responsible for the execution of the overall implementation, training and monitoring of the Agile Manager(TM)(V 1.0) product and assisting in the fundraising and business positioning of Agility.com. Mr. Lord was Chief Operating Officer of Prism Rehab Systems, providing comprehensive rehabilitation programs to over 1500 geriatric centers nationwide, from May of 1996 until November of 1999. In 1999, Mr. Lord was also an Executive Vice President of Prism. From February of 1995 until May of 1996, Mr. Lord was an area vice president for Novacare Contract Services, a public company which provides physical, occupational and speech therapy services to the geriatric marketplace. Mr. Lord holds a B.S. degree in Engineering from Syracuse University and an M.B.A. from Harvard University.

         Hilary A. Fenner became Vice President of Business Affairs and General Counsel in November of 2001. Prior to joining Razorfish as Senior Director of Business Affairs in November of 1999, Ms. Fenner was an associate at the law firm of King & Spaulding in New York from September of 1998 until October of 1999 and an associate at the law firm of Alston & Bird in Atlanta from September 1997 until

August of 1998. Ms Fenner received her juris doctor from the University of Virginia in 1997, and she also holds a B.A. in English from the University of Virginia.

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

         Bo Dimert has been a director of Razorfish since November 2000. Mr. Dimert has served as President and CEO of Ericsson Inc. and Executive Vice President of the Ericsson Group from September of 1998 until retiring from Ericsson in August of 2000. From May 1995 until August 1998, Mr. Dimert was Executive Vice President and General Manager of Enterprise Networks, a world-wide business unit of Ericsson. From 1985 until 1995, Mr. Dimert served first as Managing Director for Sweden and then head of the Nordic Area for Digital Equipment Corporation. Between 1966 and 1985 Mr. Dimert held various positions at Electrolux and IBM respectively. In addition to Razorfish, Mr. Dimert currently serves on the boards of the following organizations in Sweden: the Sweden-America Foundation, Telelogic AB and Net Insight, both public companies, and ipUnplugged and ZoomOn; and Mr. Dimert has been a member of various boards for Ericsson companies in the US, the UK, France, Mexico, the Netherlands, Denmark, Norway, Sweden and China.

         Peter Lund has been a director of Razorfish since February 2001. Mr. Lund has been a private investor and media consultant since 1997 and currently serves as Chairman of the Board of Eos International, Inc (formerly Dreamlife, Inc.), a publicly traded internet company where he also served as Chief Executive Officer from May of 2000 until August 2001. Lund served as President and Chief Executive Officer, CBS Inc., and President and Chief Executive Officer, CBS Television and Cable, from October 1995 to June 1997. Prior to that, he had been President, CBS Broadcast Group. Mr. Lund first joined CBS in 1977, as vice president of the CBS-owned AM radio stations. Lund first joined CBS in 1977, as Vice President of the CBS Owned AM Radio Stations. During the next 18 years, he held a variety of management positions at CBS including Vice President and General Manager at WBBM-TV in Chicago and WCBS-TV in New York; President, CBS Sports; President, CBS Television Stations; President, CBS Television Network; and Executive Vice President, CBS Broadcast Group. In addition to Eos International, Inc. and Razorfish, Inc., Mr. Lund is a member of the board of directors of Hughes Electronics Corporation and Crown Media Holdings, Inc., all publicly held companies. He is a member of the board of trustees at his alma mater, the University of St. Thomas.

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

         The Company believes, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, that during the fiscal year ended December 31, 2001, Mr. Jeffrey Dachis, former Chief Executive Officer and Treasurer, was inadvertently late in reporting the exercise of 230,000 options for 230,000 shares of Common Stock and the sale of such Common Stock in June of 2001. Mr. Michael Simon, former Executive Vice President of Business Affairs and General Counsel, was inadvertently late in reporting the December sale of 200 shares of Common Stock by his wife, Fifi Simon. Mr. Robert Lord was inadvertently late in filing his Form 3 to report his appointment to the office of Executive Vice President--North America in January of 2001.

Relationships Among Directors or Executive Officers

     There are no family relationships among any of the directors or executive officers of the Company.

Item 11     Executive Compensation.

         The following table sets forth compensation earned, whether paid or deferred by the Company's Chief Executive Officer and its other four most highly compensated executive officers during the year ended December 31, 2001 (the "Named Executive Officers") for services rendered in all capacities to the Company.


                                                Summary Compensation Table
                                                                                                            Long-term
                                                  Annual compensation       All Other Compensation     compensation awards
                                                  -------------------       ----------------------     -------------------
                                                                         401K
                                     Fiscal                              Employer                           Securities
Name and principal position           Year     Salary ($)     Bonus ($)  Contribution     Severance   underlying options (#)
-----------------------------------------------------------------------------------------------------------------------------
Current CEO & Executive Officers:

Jean-Philippe Maheu ................  2001      333,333                      3,000                            700,000
     Chief Executive Officer,         2000      325,000        125,000 (5)   2,400                            525,000 (4)
     Chairman of the Board, and       1999      150,000                      3,000                             90,000
     Director
John Roberts .......................  2001      300,000                                                       500,000
     Chief Financial Officer          2000      192,708 (13)   100,000 (9)                                    550,000 (4)

Robert Lord ........................  2001      270,000                      3,000                            700,000
     Chief Operating Officer          2000       45,000 (12)

Hilary A. Fenner ...................  2001      127,583                      1,906                             29,000
     Vice President Business          2000      101,667                      1,500
     Affairs and General Counsel      1999       16,167(10)

Former CEO and Executive Officers:

Jeffrey A. Dachis ..................  2001      150,000                      1,125       750,000 (6)          630,000
     Former Chief Executive           2000      418,827 (1)                  2,400                          1,370,000 (2)
     Officer, Co-Chairman of the      1999      104,000 (3)                  3,000                          1,000,000
     Board, Treasurer and Director

Michael Simon ......................  2001      275,000                      2,400                            500,000
     Former Executive Vice            2000      247,000         50,000 (5)   2,400                            450,000 (4)
     President--Business Affairs and  1999      150,000                      3,000                            240,000
     General Counsel

Craig M. Kanarick ..................  2001      133,333                      1,250       400,000 (6)          400,000
     Former Chief Strategic           2000      292,000                      2,400                            700,000 (11)
     Officer, Co-Chairman of the      1999      300,000                      3,000                            100,000
     Board, Secretary and Director

-----------------
(1) Mr. Dachis' annual salary was increased to $450,000 as of April 15, 2000.
(2) Although options granted to Mr. Dachis for 370,000 shares of Common Stock were granted on February 1, 2001, options for 100,000 shares of Common Stock were granted as compensation for services rendered during 1999 and options for 200,000 shares of Common Stock were granted as compensation for services rendered during 2000.
(3)      Mr. Dachis' annual salary was increased to $300,000 in December 1999.
(4) Although options granted to the named executive for 300,000 shares of Common Stock were granted on January 10, 2001, they were granted as compensation for services rendered during 2000.

(5) Although these bonus amounts were paid in January 2000, they were paid as compensation for services rendered during 1999.
(6) These amounts were paid to the named executive pursuant to the terms of a separation agreement which terminated the named executive's employment agreement. See further discussion below under Employment and Non-Competition Agreements.
(7) Although the options were granted to the named executive on January 10, 2001, they were granted as compensation for services rendered during 2000.
(9)      Signing bonus paid to Mr. Roberts.
(10) The named executive began her employment with Razorfish in November of 1999.
(11) Although options granted to Mr. Kanarick for 500,000 shares of Common Stock were granted on January 10, 2001, they were granted as compensation for services rendered during 2000.
(12) The named executive began his employment with Razorfish in November of 2000.
(13) The named executive began his employment with Razorfish in April of 2000.

         Additionally each of the above named executive officers participated in Razorfish's customary employee health and benefit plans.

          The amount of the bonus paid to each Named Executive Officer during 2000 and 2001 was determined by the Executive Compensation Committee.

Option Grants in Fiscal 2001

     The following table sets forth information regarding stock options granted pursuant to the 1999 Stock Incentive Plan during 2001 to each of the Named Executive Officers.

                                              Percent of
                                                 total                                              Potential realizable value at
                                 Number of      options                                             assumed annual rates of stock
                                Securities    granted to   Exercise                                 price appreciation for option
                                underlying     employees   or base       Market                                term ($)
                                  options      in fiscal     price        Price      Expiration   ----------------------------------
Names                           granted (#)    year (%)    ($/share)    ($/share)       Date         0%          5%          10%
-------------------------      -------------- -----------  ----------- -----------  ------------- ---------- ----------  -----------
Current CEO & Executive Officers:
Jean-Philippe Maheu      (7)      300,000                     1.38        $1.38       1/10/11                 260,362       659,809
                         (1)      400,000                     0.63        $0.63       3/19/11                 157,224       250,000
                         (2)      300,000        4.25         0.01        $0.91        6/1/11      270,000    171,688       435,092

John Roberts             (7)      300,000                     1.38        $1.38       1/10/11                 260,362       659,809
                         (1)      400,000                     0.63        $0.63       3/19/11                 157,224       398,436
                         (2)      100,000        3.40         0.01        $0.91        6/1/11       90,000     57,229       145,031

Robert Lord              (7)      200,000                     1.38        $1.38       1/10/11                 172,946       438,279
                         (1)      400,000                     0.63        $0.63       3/19/11                 157,224       398,436
                         (2)      100,000        2.98         0.01        $0.91        6/1/11       90,000     57,229       145,031

Hilary A. Fenner         (8)        2,000                     1.38        $1.38       1/10/11                   3,459         8,766
                         (3)        2,000                     1.38        $1.38       1/10/11                   3,459         8,766
                         (1)       25,000        0.12         0.63        $0.63       3/19/11                   9,826        24,902

Former CEO and Former Executive Officers:
Jeffrey A. Dachis        (6)      100,000                   40.625        $2.19        5/2/03                 137,728     4,062,500
                         (6)      270,000                  15.5625        $2.19        5/2/03                 371,865     4,201,875
                         (6)      130,000                     1.44        $1.44        5/2/03                 117,729       187,200

                                              Percent of
                                                 total                                              Potential realizable value at
                                 Number of      options                                             assumed annual rates of stock
                                Securities    granted to   Exercise                                 price appreciation for option
                                underlying     employees   or base       Market                                term ($)
                                  options      in fiscal     price        Price      Expiration   ----------------------------------
Names                           granted (#)    year (%)    ($/share)    ($/share)       Date         0%          5%          10%
-------------------------      -------------- -----------  ----------- -----------  ------------- ---------- ----------  -----------
                         (6)      500,000        4.25         0.63        0.63         5/2/03                 198,102      315,000

Michael Simon            (5)      300,000                     1.38        1.38        expired
                         (4)      400,000                     0.63        0.63        1/20/02                 158,481      252,000
                         (5)      100,000        3.40         0.01        0.91        expired

Craig M. Kanarick        (6)      500,000                     1.38        1.38         5/2/03                 433,937      690,000
                         (6)      400,000        3.83         0.63        0.63         5/2/03                 158,481      252,000


(1) One-third vested on June 11, 2001, one-third vested on December 11, 2001, and one-third vests on December 11, 2002.
(2) Fifty percent vested on December 1, 2001 and fifty percent vests on December 1, 2002.
(3)      Vest monthly in 1/36 increments for three years from January 10, 2001.
(4) 133,334 of these options vested and the remainder lapsed due to the termination of the named executive's service prior to vesting.
(5) All of these options lapsed due to the termination of the named executive's service prior to vesting.
(6)      All of these options are fully vested.
(7) One-third vested on January 10, 2001 and the remainder vests on each monthly anniversary of the vesting commencement date thereafter in 1/24 increments.
(8) Fifty percent vested on January 10, 2001 and fifty percent vested on January 10, 2002.

         The values set forth in the last two columns of the table set forth above represent the gain that the Named Executive Officer would realize assuming that (1) such officer exercises all of the options granted at the end of their respective terms and (2) the value of a share of Razorfish's Common Stock has increased annually by a rate of 0% (for grants of options for Common Stock that have an exercise price that is less than the market price of Common Stock on the date of grant), 5% and 10% during the term of the option. These growth rates are prescribed by the Securities and Exchange Commission. By including these values, Razorfish does not intend to forecast the possible appreciation of its Common Stock or to establish a present value of these options. In addition, the Named Executive Officer will not realize any gain unless there is an increase in Razorfish's stock price.

Fiscal Year-End Option Values

         The following table sets forth certain information with respect to the Named Executive Officers regarding the stock options exercised during 2001. It shows the aggregate number of unexercised options to purchase Common Stock granted in all years and held by the Named Executive Officers as of December 31, 2001, and the value of unexercised in-the-money options (i.e., options that had a positive spread between the exercise price and the fair market value of the Common Stock) as of December 31, 2001. The value of unexercised options at year-end is based on the December 31, 2001 closing price of $.22 per share of common stock as reported on the Nasdaq National Market.

                                                         Number of securities         Value of unexercised in the
                                                        underlying unexercised          money options at fiscal
                              Shares        Value     options at fiscal year-end             year-end ($)
                             acquired     realized   ------------------------------- ------------------------------
Name                        on exercise     ($)        Exercisable    Unexercisable   Exercisable     Unexercisable
---------------             ----------- ------------ --------------- --------------- -------------   ---------------
Current CEO & Executive Officers:
Jean-Philippe Maheu                   -           -         656,965        677,227         150,000          150,000
John Roberts                          -           -         455,555        594,445          50,000           50,000
Robert Lord                           -           -         316,667        383,333          50,000           50,000
Hilary A. Fenner                      -           -          29,775         18,225               -                -

Former CEO and Former Executive Officers:

                                                         Number of securities         Value of unexercised in the
                                                        underlying unexercised          money options at fiscal
                              Shares        Value     options at fiscal year-end             year-end ($)
                             acquired     realized   ------------------------------- ------------------------------
Name                        on exercise     ($)        Exercisable    Unexercisable   Exercisable     Unexercisable
---------------             ----------- ------------ --------------- --------------- -------------   ---------------
Jeffrey A. Dachis               230,000      56,700       2,870,000              -               -                -
Michael Simon                       500          78         132,834              -               -                -
Craig M. Kanarick                     -           -       1,225,441              -               -                -

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

Employment and Non-Competition Agreements

Employment Agreement with Mr. Maheu

         Razorfish has entered into an employment agreement with Mr. Maheu, dated July 1, 2000. His annual base salary is $400,000. His salary may be further changed in accordance with the terms of the agreement.

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

Employment Agreement with Mr. Roberts

         Razorfish has entered into an employment agreement with Mr. Roberts, dated August 1, 2000, pursuant to which Mr. Roberts serves as Chief Financial Officer. Mr. Roberts receives an annual base salary of $300,000 per annum. His salary may be further changed in accordance with the terms of the agreement.

         The initial term of Mr. Roberts' employment agreement expires on December 31, 2004. Upon the expiration of the initial term, the agreement remains in effect and may be terminated by either party upon six months' prior written notice.

         The agreement contains customary provisions relating to non-competition, the protection of confidential information and non-solicitation of Razorfish's employees or clients upon Mr. Roberts' termination of employment. In addition, the agreement contains other customary conditions regarding applicable terms in the event of Mr. Roberts' termination and change of control.

Employment Agreement and Separation Agreement with Mr. Dachis

         Razorfish had entered into an employment agreement with Mr. Dachis, pursuant to which Mr. Dachis served as Chief Executive Officer and Treasurer and received an annual base salary of $450,000 per annum. In connection with his resignation, on May 2, 2001, Razorfish entered into a separation and release agreement with Mr. Dachis, pursuant to which Mr. Dachis resigned as Chief Executive Officer. In accordance with the provisions of the separation agreement, Mr. Dachis received $750,000 and the employment agreement between Razorfish and Mr. Dachis has been terminated.

         The employment agreement contained customary provisions relating to non-competition, the protection of confidential information and non-solicitation of Razorfish's employees or clients upon Mr. Dachis' termination of employment which survived pursuant to the terms of the separation agreement.

Employment Agreement and Separation Agreement  with Mr. Kanarick

         Razorfish had entered into an employment agreement with Mr. Kanarick, pursuant to which Mr. Kanarick served as Chief Strategic Officer. Mr. Kanarick received an annual base salary of $400,000 per annum. On May 2, 2001, Razorfish entered into a separation and release agreement with Mr. Kanarick, pursuant to which Mr. Kanarick resigned as Chief Strategic Officer. In accordance with the provisions of the separation agreement, Mr. Kanarick received $450,000 and the employment agreement between Razorfish and Mr. Kanarick has been terminated.

         The employment agreement contained customary provisions relating to non-competition, the protection of confidential information and non-solicitation of Razorfish's employees or clients upon Mr. Kanarick's termination of employment which survived pursuant to the terms of the separation agreement.

Employment Agreement and Separation Agreement with Ms. Susan Murphree

         Razorfish had entered into an employment agreement with Ms. Susan Murphree, pursuant to which Ms. Murphree served as Executive Vice President Mergers and Acquisitions and Integration. Ms. Murphree received an annual base salary of $250,000 per annum. On February 8, 2001, Razorfish entered into a separation agreement with Ms. Murphree pursuant to which Ms. Murphree resigned as Executive Vice President Mergers and Acquisitions and Integration. In accordance with the provisions of the separation agreement, Ms. Murphree received $1,250,000 and the employment agreement between Razorfish and Ms. Murphree has been terminated.

         The employment agreement contained customary provisions relating to non-competition, the protection of confidential information and non-solicitation of Razorfish's employees or clients upon Ms. Murphree's termination of employment which survived pursuant to the terms of the separation agreement.

Employment Agreement and Separation Agreement with Mr. Simon

         Razorfish had entered into an employment agreement with Mr. Simon, pursuant to which Mr. Simon served as Executive Vice President, Business Affairs and General Counsel. Mr. Simon received an annual base salary of $300,000 per annum. Mr. Simon resigned in November of 2001 and entered into a separation agreement. The employment agreement contained customary provisions relating to non-competition, the protection of confidential information and non-solicitation of Razorfish's employees or clients upon Mr. Simon's termination of employment which survived pursuant to the terms of the separation agreement.


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

          As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to be the beneficial owner of securities that can be acquired within sixty days from March 31, 2002 through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within sixty days are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 120,904,758 shares of Common Stock outstanding as March 20, 2001.

Name and address of beneficial owner (1)                                  Beneficial Ownership
                                                                              Number            Percent

 Jeffrey A. Dachis (7)                                                     2,870,000   (3)          2.4
 Jean-Philippe Maheu                                                         915,606   (4)            *
 Robert Lord                                                                 405,554   (3)            *
 Hilary Fenner                                                                33,886   (3)            *
 Craig Kanarick (3)                                                        2,213,233   (5)          1.8
 John Roberts                                                                623,608   (3)            *
 Carter Bales                                                                 80,291   (6)            *
 Bo Dimert                                                                    38,542   (3)            *
 Peter Lund                                                                   41,458   (3)            *

 All directors and executive officers as a group.                          7,222,168                6.0

-------------------

* Less than 1%

(1) Unless otherwise noted, the address of each of the persons listed is 32 Mercer Street, 3rd Floor New York, New York 10013.

(2)      The address for Craig M. Kanarick is 259 W. 15th Street, New York, NY
         10011.

(3) Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2002.

(4) Includes 831,686 shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2002.

(5) Includes 1,225,441 shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2002.

(6) Includes 72,291 shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2002.

(7)      The address for Jeffrey Dachis is 14 Prince Street, #6, New York, NY
         10012.

Item 13    Certain Relationships And Related Transactions.

              None.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)
1.   Financial Statements

     The following documents are filed as part of this Annual Report on Form
10-K:

   . Report of Independent Accountants;

   . Consolidated Balance Sheets as of December 31, 2000 and 2001;

   . Consolidated Statements of Operations for the years ended December 31,
     1999, 2000 and 2001;

   . Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999, 2000 and 2001;

   . Consolidated Statements of Cash Flows for the years ended December 31,
     1999, 2000 and 2001; and

   . Notes to Consolidated Financial Statements.


2.   Financial Statement Schedules.

     Schedule II--Valuation and Quality Accounts


                         RAZORFISH, INC AND SUBSIDIARIES
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                       Balance at  Charged to   Charged to               Balance at
                                                       Beginning    Costs and     Other                    End of
                                                        of Year     Expenses     Accounts   Deductions      Year
                                                       ----------  ----------   ---------   ----------   ----------
For the fiscal year ended December 31, 1999:
Allowance for doubtful accounts...................      $    406    $   1,010    $    --     $     --     $  1,416
                                                        ========    =========    =======     ========     ========
Restructuring reserve.............................      $     --    $      --    $    --     $     --     $     --
                                                        ========    =========    =======     ========     ========


                                                       Balance at  Charged to   Charged to               Balance at
                                                       Beginning    Costs and     Other                    End of
                                                        Of Year     Expenses     Accounts   Deductions      Year
                                                       ----------  ----------   ---------   ----------   ----------
For the fiscal year ended December 31, 2000:
Allowance for doubtful accounts...................      $  1,416    $  21,646    $    --     $(18,108)    $  4,954
                                                        ========    =========    =======     ========     ========
Restructuring reserve.............................      $    --     $   2,416    $    --     $ (2,416)    $    --
                                                        ========    =========    =======     ========     ========


                                                       Balance at  Charged to   Charged to               Balance at
                                                       Beginning    Costs and     Other                    End of
                                                        of Year     Expenses     Accounts   Deductions      Year
                                                       ----------  ----------   ---------   ----------   ----------
For the fiscal year ended December 31, 2001:

Allowance for doubtful accounts...................      $  4,954    $      --    $    --     $ (4,379)    $    575
                                                        ========    =========    =======     ========     ========
Restructuring reserve.............................      $     --    $  94,202    $    --     $(82,957)    $ 11,245
                                                        ========    =========    =======     ========     ========

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

 10.11 Employment Agreement dated as of August 1, 2000, between Razorfish and John Roberts.(5)

 10.12 Employment Agreement dates as of July 1, 2000 between Razorfish and Jean-Philippe Maheu.(5)

 10.13 Lease Agreement, dated October 28, 1996, between Razorfish and Man Yun Real Estate Corporation.(1)

 10.14 Lease Agreement, dated April 30, 1997, between Razorfish and Man Yun Real Estate Corporation.(1)

 10.15 Lease Agreement, dated December 23, 1998, between C.H.B.I. Razorfish Limited and The Mayor and Commonalty and Citizens of the City of London.(1)

Exhibit
  No.                                  Description
-------                                -----------

 10.16 Lease Agreement, dated March 10, 1998, between R Bechelli and Alpha Online, Inc., as amended by letter dated February 9, 1999.(1)

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

 10.33 Amendment to Stock Purchase Agreement, dated December 10, 1998, between Communicade and Spray Ventures AB.(1)

 10.34 Employment Agreement, dated April 15, 2000, between Razorfish and Jeffrey A. Dachis.(4)

 10.35      Forms of Voting Agreements.(2)

 10.36 Letter Agreement dated August 8, 1995 between i-Cube and Silicon Valley Bank.(2)

 10.37 Promissory Note dated August 8, 1995 between i-Cube and Silicon Valley Bank.(2)

Exhibit
  No.                                  Description
-------                                -----------

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

 10.53 Separation Agreement between Razorfish, Inc. and Jeffrey A. Dachis, dated May 2, 2001.(7)

 10.54 Separation Agreement between Razorfish, Inc. and Craig M. Kanarick, dated May 2, 2001.(7)

 18.1       Letter re: Change in Certifying Accountant. (3)

 21.1       Subsidiaries of Razorfish.

 23.1       Consent of Arthur Andersen LLP.

 99.1 Letter to the Securities and Exchange Commission regarding Arthur Andersen LLP's quality controls.

--------------

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

(b)  Reports on Form 8-K:

     Razorfish filed the following reports on Form 8-K during the quarter ended December 31, 2001:

(1) On November 29, 2001, Razorfish attached as Exhibit 5.1 the opinion of Morrison & Foerster LLP in connection with the Prospectus and Prospectus Supplement, dated November 26, 2001 filed under Razorfish's Registration Statement on Form S-3, as amended (Registration No. 333-62146).

(2) On December 14, 2001, Razorfish announced through a press release that it had entered into a series of purchase agreements to divest its European operations in Amsterdam, Hamburg, Frankfurt, Munich, Oslo, and Stockholm to local management.

(3) On December 21, 2001, Razorfish announced that the divestiture of its European operations was completed through various share purchase agreements for its operations in Sweden, Norway and Germany and through the liquidation of its operations in The Netherlands (the "Divestiture"). In addition, Razorfish provided the following unaudited pro forma financial information:
   . Pro Forma Consolidated Balance Sheet as of September 30, 2001
   . Pro Forma Consolidated Statement of Operations for the nine months ended
     September 30, 2001
   . Pro Forma Consolidated Statement of Operations for the year ended December
     31, 2000
The unaudited pro forma consolidated statements of operations assumed that the Divestiture as well as the liquidation of Razorfish Inc.'s operations in the United Kingdom, Italy and Finland prior to September 30, 2001 had taken place at the beginning of the corresponding periods presented. The unaudited pro forma consolidated balance sheet assumed the Divestiture had taken place at September 30, 2001.

(4) On December 27, 2001, Razorfish attached as Exhibit 5.1 the opinion of Morrison & Foerster LLP in connection with the Prospectus, dated November 26, 2001, and Prospectus Supplement, dated December 24, 2001, filed under Razorfish's Registration Statement on Form S-3, as amended (Registration No. 333-62146).

(5) On December 28, 2001, Razorfish attached as Exhibit 5.1 the opinion of Morrison & Foerster LLP in connection with the Prospectus, dated November 26, 2001, and Prospectus Supplement, dated December 28, 2001, filed under Razorfish's Registration Statement on Form S-3, as amended (Registration No. 333-62146).

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              RAZORFISH INC.

                                              By: /s/ JEAN-PHILIPPE MAHEU
                                                 -------------------------------
                                                      Jean-Philippe Maheu
                                                    Chief Executive Officer
                                                  (Principal Executive Officer)

 Date: April 15, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Name and Signatures                   Title                       Date
   -------------------                   -----                       ----

 /s/ JEAN-PHILIPPE MAHEU   Chief Executive Officer, Director     April 15, 2002
-------------------------
   Jean-Philippe Maheu

   /s/ JOHN J. ROBERTS     Chief Financial Officer               April 15, 2002
-------------------------
     John J. Roberts

   /s/ CARTER F. BALES     Director                              April 15, 2002
-------------------------
     Carter F. Bales

    /s/ PETER LUND         Director                              April 15, 2002
-------------------------
      Peter Lund

    /s/ BO DIMERT          Director                              April 15, 2002
-------------------------
      Bo Dimert

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Razorfish, Inc.:

     We have audited the accompanying consolidated balance sheets of Razorfish, Inc. and subsidiaries as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockhoders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Razorfish, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cashflow from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts-Schedule II of this Form 10-K for the years ended December 31, 2000 and 2001 is presented for the purpose of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule for the years ended December 31, 2000 and 2001, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                      ARTHUR ANDERSEN LLP


New York, New York
April 15, 2002

                       Report of Independent Accountants


To the Board of Directors and Stockholders of Razorfish, Inc.:

In our opinion, the accompanying consolidated statements of operations, of changes in stockholders' equity and of cash flow for the year ended December 31, 1999 present fairly, in all material respects, the results of operations and cash flows of Razorfish, Inc. and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


                                                PRICEWATERHOUSECOOPERS LLP


Boston, Massachusetts
February 15, 2000

Consolidated Financial Statements


                        RAZORFISH, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                   December 31,
                                                                   ------------
                                                              2000              2001
                                                              ----              ----
                ASSETS
Current Assets:
  Cash and cash equivalents ......................        $  51,483         $   8,011
  Accounts receivable, net of allowance for
    doubtful accounts of $4,954 and
    $575, as of December 31, 2000 and 2001,
    respectively .................................           37,499             4,936
  Unbilled revenues ..............................            7,713               346
  Prepaid expenses and other current assets ......            5,560               458
  Due from affiliate                                             --               335
                                                          ---------         ---------
    Total current assets .........................          102,255            14,086
Property and Equipment, net of accumulated
  depreciation and amortization of $14,919 and
  $1,048 as of December 31, 2000 and 2001,
  respectively ...................................           30,901             1,599
Goodwill, net of accumulated amortization of
  $2,682 and $0 as of December 31, 2000 and
  2001, respectively .............................           58,926                --
Loan to Affiliate ................................            3,872                --
Other Assets .....................................            9,001               262
                                                          ---------         ---------
    Total assets .................................        $ 204,955         $  15,947
                                                          =========         =========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable and accrued expenses ..........        $  27,621         $  20,652
  Income taxes payable ...........................            1,815                --
  Deferred revenues ..............................            1,928               178
  Other current liabilities ......................            2,407                --
                                                          ---------         ---------
    Total current liabilities ....................           33,771            20,830
Long-Term Obligations ............................              986             3,111
Minority Interest in Joint Venture ...............            1,047                --
                                                          ---------         ---------
    Total liabilities ............................           35,804            23,941
Commitments and Contingencies (Note 11)
Stockholders' Equity:
  Preferred stock, $.01 par value, 10,000,000
  shares authorized; none issued or outstanding ..               --                --
  Common stock:
    Class A, $.01 par value; 200,000,000 shares
      authorized; 97,857,071 and 113,749,168
      issued at December 31, 2000 and 2001,
      respectively ...............................              979             1,138
    Class B, $.01 par value; 50 shares authorized;
      50 issued and outstanding at December 31,
      2000 and 2001 ..............................               --                --
    Receivable from stockholder ..................             (533)               --
    Additional paid-in capital ...................          320,358           326,368
    Deferred compensation ........................               --              (423)
    Accumulated other comprehensive income .......             (498)               --
    Accumulated (deficit) ........................         (150,567)         (334,489)
    Treasury stock at cost; 73,584 shares at
      December 31, 2000 and 2001 .................             (588)             (588)
                                                          ---------         ---------
      Total stockholders' equity (deficit) .......          169,151            (7,994)
                                                          ---------         ---------
      Total liabilities and stockholders'
        equity (deficit) .........................        $ 204,955         $  15,947
                                                          =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        RAZORFISH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                      For the Year Ended December 31,
                                                                                      -------------------------------
                                                                                 1999              2000              2001
                                                                                 ----              ----              ----
Revenues .............................................................        $ 170,179         $ 267,857         $ 103,980
Project personnel costs ..............................................           81,042           147,936            68,589
                                                                              ---------         ---------         ---------
     Gross profit ....................................................           89,137           119,921            35,391
                                                                              ---------         ---------         ---------
Sales and marketing ..................................................           12,567            22,450             8,048
General and administrative (exclusive of non-cash compensation expense
  of $189 and $833 for 1999 and 2001, respectively) ..................           47,498            88,059            48,410
Provision for doubtful accounts ......................................            1,010            21,646                --
Non-cash compensation expense ........................................              189                --               833
Restructuring costs ..................................................               --             2,416            94,202
Impairment loss ......................................................               --           126,000            60,116
Amortization of intangibles ..........................................            3,532             8,876             1,759
Merger related costs .................................................           24,566                --                --
Loss on sale of business .............................................               --                --             6,789
                                                                              ---------         ---------         ---------
Loss from operations .................................................             (225)         (149,526)         (184,766)
                                                                              ---------         ---------         ---------

Other income, net ....................................................            3,753             3,550               844
                                                                              ---------         ---------         ---------
     Income (loss) before income taxes ...............................            3,528          (145,976)         (183,922)

Provision for income taxes............................................           18,060             2,874                --
                                                                              ---------         ---------         ---------
     Net (loss) ......................................................        $ (14,532)        $(148,850)        $(183,922)
                                                                              =========         =========         =========
Earnings (loss) per share:
     Basic ...........................................................        $   (0.17)           $(1.59)           $(1.83)
                                                                              =========         =========         =========
     Diluted .........................................................        $   (0.17)           $(1.59)           $(1.83)
                                                                              =========         =========         =========

Weighted average common shares outstanding:
     Basic ...........................................................           83,129            93,707           100,670
                                                                              =========         =========         =========
     Diluted .........................................................           83,129            93,707           100,670
                                                                              =========         =========         =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        RAZORFISH, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except per share data)

                                                           Class A                   Class B
                                                         Common Stock              Common Stock
                                                         ------------              ------------
                                                    Shares          Amount        Shares   Amount
                                                    ------          ------        ------   ------

Balance as of December 31, 1998 ..............    52,704,336           527            --      --
  Acquisition of treasury stock ..............            --            --            --      --
  Common stock issued to employees ...........     4,101,732            41            --      --
  Common stock option compensation ...........            --            --            --      --
  Tax benefit due to stock option exercise ...            --            --            --      --
  Proceeds from common stock offering ........     6,900,000            69            --      --
  Net loss ...................................            --            --            --      --
  Foreign currency translation adjustment ....            --            --            --      --
  Other comprehensive income .................            --            --            --      --
  Comprehensive (loss) .......................            --            --            --      --
  Shares issued in connection with the
    exercise of stock options by Communicade .     3,953,620            40            --      --
  Shares issued in connection with the
    purchase of Spray Network AB .............    19,762,068           198            50      --
  Shares issued in connection with the
    purchase of Fuel/Tonga, Inc. .............     1,312,000            13            --      --
  Shares issued in connection with the
    purchase of Conduit communicatgions, Inc.         77,865            --            --
                                                 -----------        ------            --   -----
Balance as of December 31, 1999 ..............    88,811,621           888            50      --
                                                 -----------        ------            --   -----
  Common stock issued to employees ...........     6,262,229            63            --      --
  Net loss ...................................            --            --            --      --
  Foreign currency translation adjustment ....            --            --            --      --
  Other comprehensive income .................            --            --            --      --
  Comprehensive income (loss) ................            --            --            --      --
  Stock Issued in connection with acquisitions       994,492            10            --      --
  Stock issued in connection with earnout
    agreements ...............................     1,788,729            18            --      --
                                                 -----------        ------            --   -----
Balance as of December 31, 2000 ..............    97,857,071          $979            50
                                                 -----------        ------            --   -----
  Net loss ...................................            --            --            --      --
  Foreign currency translation adjustment ....            --            --            --      --
  Other comprehensive income .................            --            --            --      --
  Comprehensive income (loss) ................            --            --            --      --
  Payment of note receivable by shareholder ..            --            --            --      --
  Proceeds from sale of common stock .........     9,497,721            95            --      --
  Common stock option compensation ...........            --            --            --      --
  Common stock options exercised by employees      6,394,376            64            --      --
                                                 -----------        ------            --   -----
Balance as of December 31, 2001 ..............   113,749,168        $1,138            50   $  --

                                                                                      (continued)

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                       Treasury Stock          Additional
                                                   ---------------------        Paid-In
                                                   Shares         Amount        Capital
                                                   ------         ------       ----------

Balance as of December 31, 1998 ..............         --             --         32,809
  Acquisition of treasury stock ..............    (73,584)          (588)            --
  Common stock issued to employees ...........         --             --          7,871
  Common stock option compensation ...........         --             --            109
  Tax benefit due to stock option exercise ...         --             --          1,375
  Proceeds from common stock offering ........         --             --         48,253
  Net loss ...................................         --             --             --
  Foreign currency translation adjustment ....         --             --             --
  Other comprehensive income .................         --             --             --
  Comprehensive (loss) .......................         --             --             --
  Shares issued in connection with the
    exercise of stock options by Communicade .         --             --         25,263
  Shares issued in connection with the
    purchase of Spray Network AB .............         --             --         54,742
  Shares issued in connection with the
    purchase of Fuel/Tonga, Inc. .............         --             --         20,077
  Shares issued in connection with the
    purchase of Conduit communicatgions, Inc.          --             --          9,798
                                                 --------          -----        -------
Balance as of December 31, 1999 ..............    (73,584)         $(588)       200,297
                                                 --------          -----        -------
  Common stock issued to employees ...........         --             --         16,230
  Net loss ...................................         --             --             --
  Foreign currency translation adjustment ....         --             --             --
  Other comprehensive income .................         --             --             --
  Comprehensive income (loss) ................         --             --             --
  Stock Issued in connection with acquisitions         --             --         27,166
  Stock issued in connection with earnout
    agreements ...............................         --             --         76,665
                                                 --------          -----        -------
Balance as of December 31, 2000 ..............   $(73,584)         $(588)      $320,358
                                                 --------          -----        -------
  Net loss ...................................         --             --             --
  Foreign currency translation adjustment ....         --             --             --
  Other comprehensive income .................         --             --             --
  Comprehensive income (loss) ................         --             --             --
  Payment of note receivable by shareholder ..         --             --             --
  Proceeds from sale of common stock .........         --             --          1,794
  Common stock option compensation ...........         --             --          3,782
  Common stock options exercised by employees          --             --            434
                                                 --------          -----        -------
Balance as of December 31, 2001 ..............    (73,584)          (588)       326,368
                                                 --------          -----        -------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        RAZORFISH, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except per share data)

                            Retained Accumulated Note

                                                   Earnings       Other      Receivable   Accumulated     Total
                                                 (Accumulated Comprehensive      From       Deferred   Stockholders'   Comprehensive
                                                   (Deficit)     Income      Stockholder  Compensation   Equity          Income
                                                 ------------ -------------  -----------  ------------ -------------   -------------
Balance as of December 31, 1998 ................     12,815          189         (533)          --       45,807
  Acquisition of treasury stock ................         --           --           --           --         (588)
  Common stock issued to employees .............         --           --           --           --        7,912
  Common stock option compensation .............         --           --           --           --          109
  Tax benefit due to stock option
    exercise ...................................         --           --           --           --        1,375
  Proceeds from common stock offering ..........         --           --           --           --       48,322
  Net loss .....................................    (14,532)          --           --           --      (14,532)         (14,532)
                                                                                                                        --------
    Foreign currency translation adjustment ....         --         (183)          --           --         (183)            (183)
                                                                                                                        --------
  Other comprehensive income ...................          -            -            -            -            -             (183)
                                                                                                                        --------
  Comprehensive (loss) .........................         --           --           --           --           --         $(14,715)
                                                                                                                        ========
  Shares issued in connection with the
    exercise of stock options by Communicade ...         --           --           --           --       25,303
  Shares issued in connection with the
    purchase of Spray Network, AB ..............         --           --           --           --       54,940
  Shares issued in connection with the
    purchase of Fuel/Tonga, Inc. ...............         --           --           --           --       20,090
  Shares issued in connection with the
    purchase of Conduit Communications, Inc. ...         --           --           --           --        9,798
                                                  ----------       ------       ------      ------     --------
Balance as of December 31, 1999 ................     (1,717)           6         (533)          --      198,353
  Common stock issued to employees .............         --           --           --           --       16,293
  Net loss .....................................   (148,850)          --           --           --     (148,850)        (148,850)
                                                                                                                       ---------
  Foreign currency translation adjustment ......         --         (504)          --           --         (504)            (504)
                                                                                                                       ---------
  Other comprehensive income ...................         --           --           --           --           --             (504)
                                                                                                                       ---------
  Comprehensive income (loss) ..................         --           --           --           --           --        $(149,354)
                                                                                                                       =========
  Stock issued in connection with
    acquisitions ...............................         --           --           --           --       27,176
  Stock issued in connection with earnout
    agreements .................................         --           --           --           --       76,683
Balance as of December 31, 2000 ................  $(150,567)       $(498)       $(533)       $  --     $169,151
                       === ====                   =========        =====        =====       ======     ========
  Net loss .....................................   (183,922)          --           --           --     (183,922)        (183,922)
                                                                                                       ---------       ----------
  Foreign currency translation adjustment ......         --          498           --           --          498              498
                                                                                                                       ---------
  Other comprehensive income ...................         --           --           --           --           --              498
                                                                                                                       ---------
  Comprehensive income (loss) ..................         --           --           --           --           --        $(183,424)
                                                                                                                       =========
  Payment of note receivable by shareholder ....         --           --          533           --          533
  Proceeds from sales of common stock ..........         --           --           --           --        1,889
  Common stock option compensation .............         --           --           --         (423)       3,359
  Common stock options exercised by employees ..         --           --           --           --          498
                                                  ----------       ------       ------       -----     --------
Balance as of December 31, 2001 ................  $(334,489)       $  --        $  --        $(423)    $ (7,994)
                                                  =========        ======       ======       =====     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        RAZORFISH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                               For the Years Ended December 31,
                                                                                               --------------------------------
                                                                                             1999           2000             2001
                                                                                             ----           ----             ----

Net (loss) .........................................................................       $(14,532)      $(148,850)      $(183,922)
Adjustments to reconcile net (loss) to net cash (used in)
  operating activities-
  Allowance for doubtful accounts ..................................................          1,010          21,646              --
  Depreciation and amortization ....................................................          6,803          17,165           6,429
  Impairment loss ..................................................................             --         126,000          60,116
  Restructuring costs ..............................................................             --              --          51,112
  Loss on sale of business .........................................................             --              --           6,789
  Non-cash common stock option compensation ........................................            109              --             833
  Tax benefit due to stock option exercise .........................................          1,375              --              --
  Minority interest ................................................................             --           1,047              --
  Changes in operating assets and liabilities:
    Decrease (increase) in deferred tax assets .....................................           (220)          1,225              --
    Decrease (increase) in accounts receivable .....................................        (17,305)        (28,725)         21,440
    Decrease (increase) in unbilled revenues .......................................        (12,324)          7,954           1,795
    Decrease (increase) in prepaid expenses and other current assets ...............         (1,955)         (1,829)          1,460
    Decrease (increase) in due from affiliate ......................................         (2,922)           (349)           (335)
    Decrease (increase) in other assets ............................................           (368)        (11,223)            178
    Increase (decrease) in accounts payable and accrued expenses ...................         27,584          (8,465)            407
    Increase (decrease) in deferred revenues .......................................         (2,979)           (536)           (235)
    Increase (decrease) in deferred tax liabilities ................................         (1,199)           (191)             --
    Increase (decrease) in income taxes payable ....................................          8,381          (7,317)         (1,815)
    Increase (decrease) in other liabilities .......................................          2,246            (531)         (3,843)
    Increase (decrease) in due to related party ....................................           (606)            (97)             --
                                                                                           --------       ---------       ---------
      Net cash (used in) operating activities ......................................         (6,902)        (33,076)        (39,591)
                                                                                           --------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .............................................................         (9,284)        (23,478)         (4,751)
  Proceeds from sale of marketable securities ......................................          8,353              --              --
  Loan to affiliate ................................................................         (2,250)             --              --
  Acquisitions of subsidiaries, net of cash acquired ...............................         (3,055)         (5,207)             --
                                                                                           --------       ---------       ---------
      Net cash (used in) investing activities ......................................         (6,236)        (28,685)         (4,751)
                                                                                           --------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred registration costs ......................................................            564              --              --
  Proceeds (payments) from/to long-term obligations ................................         (5,970)         (1,344)             --
  Proceeds from officer's loan .....................................................             --              --             681
  Proceeds from common stock offerings .............................................         48,322              --           1,889
  Proceeds from exercise of Communicade's 10% option ...............................         25,303              --              --
  Proceeds from exercise of stock options ..........................................          7,912          16,293             498
  Acquisition of treasury stock ....................................................           (588)             --              --
                                                                                           --------       ---------       ---------
      Net cash provided by financing activities ....................................         75,543          14,949           3,068
                                                                                           --------       ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH ...................................
  EQUIVALENTS ......................................................................           (235)           (503)         (2,198)
                                                                                           --------       ---------       ---------
      Net increase (decrease) in cash and cash equivalents .........................         62,170         (47,315)        (43,472)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................................         36,628          98,798          51,483
                                                                                           --------       ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................................       $ 98,798       $  51,483       $   8,011
                                                                                           ========       =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        RAZORFISH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

1.   BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

     Razorfish's services employ digital technologies to address a wide range of its clients' needs, from business and brand strategy to systems integration. From its founding in 1995 to the present, Razorfish has provided its clients with services designed to enhance communications and commerce with their customers, suppliers, employees and other partners through the use of digital technologies. Razorfish has offices in Boston, Los Angeles, New York City and San Francisco.

Basis of Presentation

     The Company financial statements have been prepared assuming the Company will continue as a going concern. The Company has undergone major restructuring efforts and has incurred significant net losses and negative cash flows from operations during fiscal years 2000 and 2001. These factors could limit the Company's ability to continue as a going concern.

     The Company has made the necessary changes in its operations to obtain operational profitability in the fourth quarter of 2001. During the fourth quarter, as reported in its earnings release, the Company generated 42% gross margins (unaudited) and 8% ordinary operation margins (unaudited). The Company continued to generate similar gross margins (unaudited) and operating margins (unaudited) in the first two months of 2002. The Company believes that it will continue to generate positive operating results and plans to take actions as necessary to maintain its profitability.

     The Company believes that its net working capital deficit of approximately $6.7 million will be satisfied through the cash flow generated from its restructured US only operations, the finalization of a payment plan for the tax obligation described below and through additional financing, if necessary. During 2001, the Company has demonstrated the ability to obtain additional financing through the sale of common stock for approximately $1.9 million. Subsequent to December 31, 2001, the Company has raised an additional $1.6 million under its shelf registration statement.

     Within the Company's liabilities is a tax obligation and related interest payments to various federal and state governmental agencies for approximately $7.6 million. The Company has proposed a payment plan to the governmental agencies under which the Company would pay this obligation and interest over 5 years. Based on the fact that current management discovered the tax underpayment and proactively reported it to the governmental agencies and based on meetings and discussions with the governmental agencies, the Company strongly believes that it will obtain a satisfactory payment plan. The finalization of a satisfactory payment plan has not occurred as of the date of this Form 10-K. The Company's unresolved payment plan was a significant factor in the auditor's assessment of the Company's ability to continue as a going concern.

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

 (c) Foreign Currency Translation

     All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholders' equity in the accompanying consolidated financial statements. As of December 31, 2001, the Company no longer has operations from foreign subsidiaries.

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

 (e) Significant Customers and Concentration of Credit Risk

     For the years ended December 31, 1999, 2000 and 2001, no client accounted for more than 10% of revenue.

     Financial instruments that subject the Company to credit risks consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, and other information. As of December 31, 2000 no client accounted for more than 10% of the Company's accounts receivable. As of December 31, 2001, three clients accounted for 38%, 22% and 13% of the Company's accounts receivable, respectively, all of which has been subsequently collected.

                        RAZORFISH, INC. AND SUBSIDIARIES

 (f) Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased. At December 31, 2000 and 2001, cash and cash equivalents include overnight investment agreements.

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

     Computer equipment and software. ..............................   3-5 years
     Furniture and fixtures ........................................     5 years

 (h) Goodwill

     Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired was amortized over a period of 10-20 years on a straight-line basis. The Company has no goodwill as of December 31, 2001. (see note 6)

 (i) Accounting for Long-Lived Assets

     The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Razorfish reviews the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment and related goodwill and other intangible assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be fully recoverable. Impairment losses are recognized when expected future cash flows are less than the asset's carrying value. When indicators of the impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future discounted cash flows of the underlying business. The net book value of the underlying assets is adjusted to fair value if the sum of the expected future undiscounted cash flows is less than book value. Fair values are based on quoted market prices and assumptions concerning the amount and timing of the estimated cash flows and assumed discounted rates, reflecting varying degrees of perceived risk. For goodwill not specifically identified with long-lived assets, the Company continually evaluates whether events and circumstances, such as negative operating results or material adverse changes in the business climate, warrant revised estimates of useful lives or an impairment in the carrying value of such goodwill. If such events or circumstances are deemed to be present, the Company utilizes an undiscounted cash flow method to measure an impairment by comparing the carrying value to the fair value of the goodwill. Management has performed a review of all long-lived assets and determined that no impairment of the respective carrying value has occurred as of December 31, 1999. During 2000 and 2001 the Company deemed an impairment of the carrying value of certain goodwill had occurred and wrote off goodwill relating to previous acquisitions.

 (j) Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes" using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases for operating profit and tax liability carryforward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs.

 (k) Comprehensive Income (Loss)

     The Company accounts for comprehensive income/(loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income." The Company has disclosed its comprehensive income/(loss) in the accompanying statements of stockholders' equity.

                        RAZORFISH, INC. AND SUBSIDIARIES

 (l) Segment Reporting

     The Company is a provider of digital solutions. The Company evaluated its business activities that are regularly reviewed by executive management and Board of Directors for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one operating segment.

     A summary of the Company's operations by geographical area is presented below:


                                                              United States   Europe   Consolidated
                                                             -------------   ------   ------------
Revenues - for the year ended December 31,
  2001 .....................................................    $65,148       38,832     $103,980
  2000 .....................................................    179,682       88,175      267,857
  1999 .....................................................    109,692       60,487      170,179

Long-lived assets - as of December 31,
  2001 .....................................................     $1,861          $--       $1,861
  2000 .....................................................     77,699       20,129       97,828

 (m) New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141. Business Combinations ("SFAS 141"). It also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets ("SFAS 143") in August 2001.

     SFAS 141 requires all business combinations commencing after June 30, 2001 be accounted for under the purchase method. SFAS 141 superseded APB Opinion No. 16, Business Combinations and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 on July 1, 2001 was not material to the 2001 results of the Company.

     SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company plans to adopt SFAS 143 effective January 1, 2003. However the Company does not expect that the adoption will have material impact on its consolidated results of operations and financial position.

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement established accounting and reporting standards that require all derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as an asset or a liability and measured at its fair value. The statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not have any derivative instruments. Therefore the adoption of SFAS 133 did not have any impact on the Company.

     On November 14-15, 2001, the Emerging Issues Task Force ("EITF") of the FASB concluded that reimbursements received for "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the income statement. The new accounting treatment should be applied in financial reporting periods (years) beginning as early as the March 2002 quarter. Upon application of the pronouncement, comparative financial statements for prior periods must also be reclassified in order to ensure consistency among all periods presented. The adoption of the EITF will not have a material effect on the Company's consolidated financial position or results of operations.

2.   ACQUISITIONS AND DIVESTITURES

     On December 13, 2001, Razorfish, Inc. announced that it had agreed to divest its remaining European operations. The divestiture of Razorfish's European operations was completed as follows:

..    Razorfish entered into a share purchase agreement, dated December 12, 2001, with Razorfish AB ("AB") to sell all of the issued shares of Qb International Holding AB ("Qb") to AB for $1 (the "Qb Sale"). Prior to the Qb Sale, Qb was a wholly owned subsidiary of Razorfish and comprised a portion of our operations in Sweden.

                        RAZORFISH, INC. AND SUBSIDIARIES

..    Razorfish entered into a share purchase agreement, dated December 12, 2001, with Startplattan 71274 AB, an entity which is partially owned by Per Jauring, the former Managing Director of Razorfish's Swedish operations, to sell all of the issued shares of AB to Mr. Jauring for $1 (the "AB Sale"). Prior to the AB Sale, AB was a wholly owned subsidiary of Razorfish and, with Qb, comprised all of our operations in Sweden, Norway and Hamburg, Germany.

..    Razorfish entered into two related share purchase agreements, dated
     December 11, 2001 with Stefan Hetges and Andrea Borgato, who were both former management members of Razorfish's operations in Frankfurt and Munich, Germany to sell 50% of the issued shares of UH 107 Verwaltungs GmbH ("UH 107") to each of Messrs. Hetges and Borgato for DM 1 each (the "UH Sale"). Prior to the UH Sale, UH 107 was a wholly owned subsidiary of Razorfish and comprised all of its operations in Frankfurt and Munich, Germany.

..    Reportsent Company Limited ("Reportsent"), a wholly owned subsidiary of
     Razorfish, entered into a share purchase agreement, dated December 11, 2001 with A.R.T. Impex BV ("A.R.T.") to sell all of the issued shares of Razorfish BV ("BV"), a wholly owned subsidiary of Reportsent, to A.R.T. for $1 (the "Agreement"). BV was a wholly owned subsidiary of Reportsent and comprised Razorfish's operations in The Netherlands. The Agreement was conditional on an event occurring on December 17, 2001. This event did not occur by the designated contractual time, so the Agreement terminated at that time. Reportsent subsequently liquidated BV with the appropriate court in Amsterdam.

     Correspondingly, Razorfish recorded a charge of $6.8 million relating to the write-off of the net assets of its subsidiaries in Amsterdam, Germany, Oslo and Stockholm.

     In addition to the divestiture activities described in the December 13, 2001 announcement, the Company eliminated its operations in Helsinki, Finland and Milan, Italy during the second quarter of 2001 and its operations in London, U.K. during the third quarter of 2001.

                        RAZORFISH, INC. AND SUBSIDIARIES

     This unaudited pro forma information does not purport to be indicative of the results of operations that would have been obtained if the divestiture had occurred at the beginning of the periods presented, and is not intended to be a projection of future results. This information should be read in conjunction with the audited consolidated financial statements of Razorfish, Inc., and subsidiaries as of and for the years ended December 31, 2000 and 2001.


                                                     Year Ended December 31,
                                                     -----------------------
                                                    2000                 2001
                                                    ----                 ----
Pro forma:
  Revenues .............................           $179,682             $65,148
  Income / (loss) from operations ......            (57,471)            (95,728)
  Net income (loss) ....................            (54,810)            (94,729)
  Basic net (loss) per share ...........              (0.58)              (0.94)
  Diluted net (loss) per share .........              (0.58)              (0.94)


     On January 24, 2000, Razorfish acquired all of the outstanding stock of Stockholm-based Qb International Holding AB ("Qb"). Under the terms of the acquisition, Razorfish issued approximately 408,000 shares of its Common Stock valued at $46.36 per share which represented the average closing price of the Company's common stock for several days prior to and subsequent from the date of the agreement and paid $3.1 million in cash for a total purchase price of $22.1 million to Qb's stockholders in exchange for the entire equity interest of Qb International Holding AB. Qb is a Swedish IT/Strategic consulting company. The transaction was accounted for under the purchase method and as a result of this acquisition, the Company recorded $21.5 million of goodwill.

     On May 15, 2000, Razorfish issued approximately 141,000 shares of Common Stock valued at $18.89 per share which represented the average closing price of the Company's common stock for several days prior to and subsequent from the date of the agreement for a total purchase price of $2.7 million in exchange to acquire all 28 shares in the capital of Limage Dangereuse Rotterdam B.V visual communications agency based in Rotterdam, The Netherlands. The transaction was accounted for under the purchase method and as a result of this acquisition, the Company recorded $2.7 million of goodwill.

     On August 18, 2000 Razorfish issued approximately 446,000 shares of Common Stock valued at $14.99 per share which represented the average closing price of the Company's common stock for several days prior to and subsequent from the date of the agreement and paid $1.4 million in cash for a total purchase price of $8.1 million to acquire Medialab AG, a Munich based e-business solutions provider. The transaction was accounted for under the purchase method and as a result of this acquisition, the Company recorded $8.7 million of goodwill.


  CHBi Limited

     In May 1998, the Company acquired all of the outstanding stock of London-based CHBi Limited and, concurrently with the acquisition, CHBi Limited changed its name to CHBi Razorfish Ltd. The Company paid total cash consideration of approximately $2.0 million for the purchase of CHBi Limited. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible net assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $2.0 million, which is the excess cost of net assets acquired. Furthermore, the CHBi Limited Purchase Agreement calls for certain cash earn-out payments to the former stockholders based upon the achievement of targeted operating performance of CHBi Razorfish Ltd. through May 2001. In November 1999, Razorfish paid $.3 million as the first earn-out payment which resulted in additional purchase price and an adjustment to goodwill. Earn-out payments consisting of 800,000 shares of common stock valued at approximately $42 per share, which represented the average closing price for several days prior to the date of the agreement, and approximately $2.0 million to be paid in 2001, have been recorded as additional purchase price and resulted in an adjustment to goodwill during 2000.

  Plastic

     In June 1998, the Company formed a subsidiary, Razorfish San Francisco, Inc. ("Razorfish San Francisco"), which acquired substantially all of the net assets of Alpha Online, Inc. d/b/a Plasticweb and Plastic ("Plastic"). In consideration for the net assets acquired, the Company paid approximately $.7 million in cash. The acquisition of the assets has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible net assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $.3 million, which is the excess cost of net assets acquired. Furthermore, the Plastic Purchase Agreement calls for certain cash earn-out payments to the former stockholders based upon the

                        RAZORFISH, INC. AND SUBSIDIARIES
achievement of targeted operating performance of Razorfish San Francisco through December 2001. Earn-out payments consisting of 600,000 shares of common stock valued at approximately $41 per share, which represented the average closing price of Razorfish's common stock for several days prior to the date of the agreement, have been recorded as additional purchase price and resulted in an adjustment to goodwill during 2000.

  [tag] Media

     In July 1998, the Company formed a subsidiary, Razorfish Los Angeles, Inc. ("Razorfish Los Angeles"), which acquired substantially all of the net assets of Titus Anspach Group, LLC d/b/a [tag] Media ("[tag] Media"). In consideration for the net assets acquired, the Company paid approximately $.3 million in cash. The acquisition of the assets has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $.2 million, which is the excess cost of net assets acquired. Furthermore, the [tag] Media Purchase Agreement calls for certain cash earn-out payments to the former stockholders based upon the achievement of targeted operating performance of Razorfish Los Angeles through December 2001. Earn-out payments, consisting of 160,000 shares of common stock valued at approximately $48 per share, which represented the average closing price of Razorfish's common stock for several days prior to the date of the agreement, and $1.0 million in cash paid have been recorded as additional purchase price and resulted in an adjustment to goodwill during 2000.


  Spray Network AB

     In January 1999, the Company acquired all of the issued and outstanding shares of capital stock of Spray Network AB ("Spray") from Spray Ventures AB and Communicade Inc. ("Communicade", a wholly owned subsidiary of Omnicom Group, Inc.) in exchange for an aggregate of 19,762,068 shares of the Company's Common Stock and 50 shares of the Company's non-voting Class B Common Stock, both instruments valued at $2.78 per share, which represented the fair value of the Company's Common Stock or the acquisition date (the "Spray Acquisition"). In addition, Communicade received an option to purchase up to 10% of Razorfish common stock pursuant to a Stockholders Agreement. The shares of Common Stock issued represented 50% of the shares of the Company's Common Stock on a fully diluted basis immediately following the Spray Acquisition. As a result of this acquisition the Company recorded goodwill of approximately $45.6 million, which is the excess cost of net assets acquired. The Company allocated purchase price of $7.6 million to customer lists and allocated purchase price of $.9 million to workforce.

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


  Electrokinetics, Inc.

     In June 1999, the Company acquired substantially all of the assets of the New York-based company, Electrokinetics, Inc. In consideration for the assets acquired, the Company paid approximately $.8 million in cash. In addition, the Company entered into employment agreements with certain executives of Electrokinetics, Inc. As a result of this acquisition the Company recorded goodwill of approximately $.7 million, which is the excess cost of net assets acquired.

                        RAZORFISH, INC. AND SUBSIDIARIES

  Fuel Inc./Tonga Inc.

     On September 16, 1999, Razorfish acquired all of the outstanding stock of Los Angeles-based Fuel, Inc. and Tonga, Inc. Under the terms of the acquisition, Razorfish issued 1,312,000 shares of its Common Stock, valued at $15.31 per share, which represented the closing price of Razorfish Common Stock on the acquisition date and paid $.8 million in cash to Fuel and Tonga's sole stockholder in exchange for the entire equity interest in Fuel and Tonga. The Fuel and Tonga purchase agreement calls for a stock or cash earn-out payment to the former stockholder, based upon the achievement of certain revenue levels for 1999. As a result of this acquisition the Company recorded goodwill of approximately $21.5 million, which is the excess cost of net assets acquired. Earn-out payments consisting of approximately 230,000 shares of common stock valued at approximately $46 per share which represented the average closing price of Razorfish common stock for several days prior to the date of the agreement, and $2.0 million in cash paid have been recorded as additional purchase price and resulted in an adjustment to goodwill during 2000.

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


                                                    CHBi                                         Fuel/
                           Spray         Qb       Limited     Plastic      Media   Medialab      Tonga        Other
                           -----         --       -------     -------      -----   --------      -----        -----

Accounts receivable ..    $ 1,725     $ 1,311     $    46     $   238     $   --    $   465     $   426      $  141
Fixed assets .........      1,436         188          44         133         33        279         593         324
Other assets .........      3,359       1,019          --          10         --        822         273         853
Intangible assets ....     54,104      21,459      37,888      24,717      8,833      8,683      33,984       7,478
Current liabilities ..     (5,684)     (1,886)       (451)         --         --     (1,566)     (1,936)       (606)
                          -------     -------     -------     -------     ------    -------     -------      ------
  Total purchase price    $54,940     $22,091     $37,944     $25,098     $8,866    $ 8,683     $33,340      $8,190
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

                                                       Year Ended December 31,
                                                       -----------------------
                                                      1999                2000
                                                      ----                ----
Pro forma:
  Revenues ...............................          $178,622           $271,607
  Net income (loss) ......................           (14,135)          (148,038)
  Basic net (loss) per share .............             (0.17)             (1.57)
  Diluted net (loss) per share ...........             (0.17)             (1.57)


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

                        RAZORFISH, INC. AND SUBSIDIARIES

     The results of operations for Razorfish, i-Cube, TS Design, and Lee Hunt on a separate company basis for the periods preceding the acquisitions are summarized below (in thousands):


                                                                9 Months Ended
                                                               September 30,1999
                                                               -----------------
                                                                  (unaudited)
Net revenues
  Razorfish .............................................         $  46,468
  i-Cube ................................................            57,047
  TS Design .............................................             1,282
  Lee Hunt Associates, Inc. .............................            12,677
                                                                  ---------
    Combined ............................................         $ 117,474
                                                                  =========

Net income (loss):
  Razorfish .............................................         $   2,071
  i-Cube ................................................             6,250
  TS Design, Inc. .......................................               238
  Lee Hunt Associates, Inc. .............................               (79)
                                                                  ---------
    Combined ............................................         $   8,480
                                                                  =========

3.   RELATED PARTY TRANSACTIONS

  Razorfish Studios

     For 1999, 2000 and the first 5 months of 2001, the Company conducted business with Razorfish Studios, Inc. ("Studios"). The majority of Studios' common stock was owned by Jeff Dachis, former Chief Executive Officer of the Company, Craig Kanarick, former Chief Strategic Officer of the Company, and Michael Simon, former General Counsel of the Company who also held executive positions at Studios.

     In June of 2001, the Company ceased conducting business with Studios. Prior to that time, Razorfish provided certain overhead and administrative functions for Studios and provided design and consulting services to Studios at discounted billing rates. The total revenue earned by Razorfish from services billed to Studios was not material to the accompanying consolidated statements of operations. The Company also licensed on a royalty-free basis certain intellectual property, including the "Razorfish" trademark and symbol, to Studios pursuant to a trademark license agreement dated as of October 17, 1997 (the "Trademark License"). The Trademark License contains customary provisions giving the Company the ability to control the use of the "Razorfish" trademark by Studios. On December 17, 2001 pursuant to the terms of the Trademark License, Razorfish revoked its consent to Studio's use of any Razorfish intellectual property, thereby effectively terminating the Trademark License.

     In August 1999, Razorfish entered into a Convertible Note Purchase Agreement with Studios pursuant to which Razorfish purchased from Studios a convertible promissory note (the "Note") in the principal amount of $2.3 million. In November 2000, the principal amount of the note was increased to approximately $3.9 million. The Note was scheduled to mature on the earlier of
(i) August 2, 2002, or (ii) the date of closing of Razorfish Studios' first firm commitment underwritten public offering pursuant to an effective Registration Statement under the Securities Act of 1933. Razorfish Studios has agreed to pay interest on the unpaid principal at the rate of six percent (6%) per annum. At Razorfish's option, the Note may be converted into shares of Studios common stock, par value $.01, at the rate of one (1) share of Razorfish Studios common stock per $3.00 outstanding under the Note at the time of Razorfish's conversion request. Razorfish may convert all or part of the outstanding amount of principal and interest due on the Note. Messrs. Dachis and Kanarick, two former senior executives of Razorfish, have guaranteed personally repayment of the Note. As part of the separation agreement for Messrs. Dachis and Kanarick, dated May 2, 2001, the personal guarantees have been forgiven and the Company has written off the loan (see note 6). Messrs. Dachis and Kanarick received $750,000 and $400,000 respectively for release from their Employment Agreements.


  Notes from Stockholders and Executives

     During 1997, the Company received a note for $.5 million from a stockholder for the exercise of 700,000 stock options. Interest accrued at 8.5%, and was payable at maturity. This was repaid with interest during 2001.

                        RAZORFISH, INC. AND SUBSIDIARIES

4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:


                                                                 December 31,
                                                                 ------------
                                                              2000        2001
                                                             -----        ----
Computer equipment and software ........................   $ 21,629    $    793
Equipment under capital leases .........................      1,285          --
Furniture and fixtures .................................      5,362         322
Other property .........................................      3,526         199
Leasehold improvements .................................     14,018       1,333
                                                           --------    --------
  Total property and equipment .........................     45,820       2,647
Less---Accumulated depreciation and amortization .......    (14,919)     (1,048)
                                                           --------    --------
  Property and equipment, net ..........................   $ 30,901    $  1,599
                                                           ========    ========


     Depreciation and amortization expense amounted to $3.3 million, $7.5 million and $4.7 million, respectively, for the years ended December 31, 1999, 2000, and 2001.

5.   INTANGIBLE ASSETS

     Amortization expense amounted to $3.5 million, $8.9 million and $1.8 million for the years ended December 31, 1999, 2000 and 2001, respectively.

     During the second quarter of 2001, the Company conducted a strategic review of certain assets because its revenue declined significantly during this period. The strategic review triggered an impairment of long-lived assets of $60.1 million comprised of intangible assets of $57.1 million and investments of $3.0 million. The Company calculated the present value of expected cash flows of certain business units to determine the fair value of those assets. Accordingly, in the second quarter of 2001, the Company recorded a non-cash impairment loss and wrote down intangible assets from the following acquisitions; Plastic ($22.7 million), Qb International ($18.2 million), Medialab ($8.7 million), Limage ($4.5 million) and other acquisitions ($3.0 million). As such, the Company has no intangible assets as of December 31, 2001.

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

6.   RESTRUCTURING

     Restructuring costs are summarized as follows:

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

     During the second quarter 2001, the Company recorded restructuring costs of approximately $70.0 million consisting of $14.6 million for workforce reductions, $34.1 million for consolidation of facilities and $21.3 million for other depreciable assets. The Company took significant actions to reduce its operating cost structure and to better align that cost structure with the expected demand for its services. The restructuring plan resulted in the termination of approximately 600 personnel (420 of whom were project personnel and 180 of whom were sales and marketing and general and administrative personnel) and the elimination of the Helsinki, Finland and Milan, Italy offices. The estimated costs for consolidation of facilities is comprised of contractual rental commitments under real estate leases and equipment leases for unutilized office space and equipment offset by estimated future sub-lease income. Included in these costs are the costs to close the Helsinki, Finland and Milan, Italy offices and the write-off of substantially all related assets. Included within the workforce portion of restructuring costs is a charge of $3.9 million

                        RAZORFISH, INC. AND SUBSIDIARIES
related to the write-off of the loan to Studios. The loan was personally guaranteed by the Company's two founders and as a part of their separation agreements, dated May 2, 2001, the personal guarantee was released as a part of the consideration for the waiver of certain termination benefits under each founder's employment contract.

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

     During the fourth quarter of 2001, the Company recorded restructuring costs of $.9 million for workforce related expenses and $7.5 million for consolidation of facilities. The restructuring plan resulted in the termination of approximately 100 personnel (76 of whom were project personnel and 24 of whom were sales and marketing and general and administrative personnel). The majority of the facilities charge is related to a settlement reached with a landlord of one of the Company's former properties. This charge was offset by a reversal of previously recorded restructuring costs of $9.4 million. This reversal was related to settlement of real estate obligations at amounts lower than initially recorded.

     Restructuring costs for the year ended December 31, 2001 were as follows (in millions):


                                                        Utilization
                             Balance as                                                                        Balance as
                             of 12/31/00            Expense         Non-Cash         Cash         Reversal     of 12/31/01
                             -----------            -------         --------         ----         --------     -----------

Workforce ...............    $        --          $       28.3    $        6.0   $       22.3   $         --   $         --
Facilities ..............             --                  54.0            23.8            9.6            9.4           11.2
Depreciable Assets ......             --                  21.3            21.3             --             --             --
                             -----------          ------------    ------------   ------------   ------------   ------------
                             $        --          $      103.6    $       51.1   $       31.9   $        9.4   $       11.2
                             ===========          ============    ============   ============   ============   ============

                             Current portion (included in accrued expenses)                                             8.1
                             Long-term portion (included in long-term obligations)                                      3.1
                                                                                                               ------------
                             Total                                                                             $       11.2
                                                                                                               ============


7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                December 31,
                                                                ------------
                                                             2000          2001
                                                             ----          ----

Accounts payable ...................................       $14,499       $ 1,730
Accrued payroll and other payroll expenses .........         8,361         1,356
Accrued professional fees ..........................           231           769
Restructuring accruals - short term ................            --         8,135
Tax obligations and related interest................            --         7,626
Accrued other ......................................         4,530         1,036
                                                           -------       -------
  Total ............................................       $27,621       $20,652
                                                           =======       =======

                        RAZORFISH, INC. AND SUBSIDIARIES

8.   INCOME TAXES

     Income (loss) before income taxes and the components of the income tax provision (benefit) for the years ended December 31, 1999, 2000 and 2001 are as follows:


                                                   1999           2000           2001
                                                   ----           ----           ----

Income (loss) before income taxes
  Domestic ................................     $   2,046      $(138,687)     $(163,040)
  International ...........................         1,482         (7,289)       (20,882)
                                                ---------      ---------      ---------
    Total income (loss) before income taxes     $   3,528      $(145,976)     $(183,922)

Provision for (benefit from) income taxes:
Current
  Federal .................................     $  16,056       $     --          $  --
  State and local .........................         1,239            269             --
  International ...........................         2,184          1,571             --
                                                ---------      ---------      ---------
Deferred
  Federal .................................        (1,211)           883             --
  State and local .........................          (208)           151             --
  International ...........................            --             --             --
                                                ---------      ---------      ---------
    Total income tax provision ............     $  18,060      $   2,874          $  --
                                                =========      =========      =========


     The tax effects of temporary differences that give rise to a significant portion of the net deferred income tax assets (liabilities) are as follows:


                                                                               Year Ended
                                                                               December 31
                                                                               -----------
                                                                           2000          2001
                                                                           ----          ----
Net current deferred income tax assets (liabilities)
  Allowances for accounts receivable ...............................     $    612      $    594
  Nondeductible accruals ...........................................        2,022        10,756
  Other ............................................................          204           635
  Valuation allowance ..............................................       (2,838)      (11,985)
                                                                         --------      --------
    Total net current deferred income tax assets (liabilities) .....     $     --      $     --
                                                                         ========      ========


Net noncurrent deferred income tax assets (liabilities)
   Accrual to cash adjustments .....................................         (171)         (187)
   Depreciation ....................................................        4,020        13,194
   Tax loss and credit carryforwards ...............................       55,314        69,006
   Valuation allowance .............................................      (59,163)      (82,013)
                                                                         --------      --------
       Total net noncurrent deferred income tax assets (liabilities)         $ --           $--
       Total net deferred income tax assets (liabilities) ..........         $ --           $--
                                                                         ========      ========


     Deferred tax assets reflect the net tax effects of the tax credits, net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The ultimate realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income. Management has assessed the realizability of the deferred tax assets and determined that it is not more likely than not that these assets will be realized. Accordingly, as required by SFAS No. 109, a valuation allowance has been established against the net deferred tax asset as of December 31, 2000 and 2001.

     As of December 31, 2001, the Company had approximately $161 million of U.S. net operating loss carryforwards, which expire in future years through 2021. The Company also had approximately $57,000 of U.S. research and development tax credits available for carryforward as of December 31, 2001, which expire in future years through 2019. A valuation allowance has been provided against all of the net operating loss and tax credit carryforwards.

     As of December 31, 2001, the Company eliminated the gross deferred tax assets and associated valuation allowances recorded in prior years for tax losses generated by its foreign subsidiaries. These assets were eliminated primarily due to the sales of certain foreign subsidiaries during 2001, as described in note 2, and the closure of other foreign offices, as described in note 6.

                        RAZORFISH, INC. AND SUBSIDIARIES

Because these deferred tax assets were fully reserved for in prior years, the net effect of their elimination on the balance sheet as of December 31, 2001 and on the statement of operations for 2001 was zero.

     A reconciliation of the difference between the statutory U.S. federal income tax rate and the Company's effective tax rate follows:


                                                      Year Ended December 31
                                                      ----------------------
                                                   1999        2000       2001
                                                   ----        ----       ----
Statutory federal income tax rate ...........      35.0%      (35.0)%    (35.0)%
State taxes, net of federal benefit .........      11.4%        0.2%        --
International operations ....................       7.3%        2.8%       4.0%
Research and development credit .............     (13.3)%        --         --
Change in valuation allowance ...............        --         3.9%      21.0%
Disallowed expenses .........................     162.1%        0.2%       3.7%
Deferred tax asset write-off ................     270.4%         --         --
Intangible amortization and impairment charge      33.6%       29.8%       6.3%
Other .......................................       5.3%         --         --

Effective tax rate ..........................     511.8%        1.9%      -- %


     The deferred tax asset write-off in 1999 relates to a benefit associated with the International Integrated Incorporation merger with Conduit Communications which can no longer be anticipated for accounting purposes after the Razorfish, Inc. merger with International Integrated Incorporation.

     The change in the valuation allowance relates to allowances established against losses incurred in 2000 and 2001. Management has determined that it is more likely than not that the deferred tax asset associated with these losses will not be realized and accordingly has established valuation allowances against these assets.

     The impairment charges in 2000 and 2001 relate to the writedown of goodwill and other intangible assets previously acquired by the Company, as described in note 5.

9.   EARNINGS PER SHARE

     The following table reconciles the denominator of the diluted earnings per share computation as shown on the Consolidated Statements of Operations.


                                                      Year Ended December 31,
                                                      -----------------------
                                                  1999        2000        2001
                                                  ----        ----        ----
Diluted EPS Computation
  Basic common shares outstanding .........      83,129      93,707     100,670
  Effect of common stock options ..........          --          --          --
                                                -------     -------     -------
Diluted common and common equivalent shares      83,129      93,707     100,670
                                                =======     =======     =======


     Diluted EPS for the years ended December 31, 2000 and 2001 does not include the impact of 11,826,000 and 831,000 Class A common stock options respectively, as the effect of their inclusion would be anti-dilutive.

                        RAZORFISH, INC. AND SUBSIDIARIES

10.  STOCKHOLDERS' EQUITY

  Stock Plans

     Under terms of the Company's incentive stock option plans, employees, directors, and consultants may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). Options generally vest over eighteen months, two, three or four years and have a maximum term of 10 years. Certain of the plans also provide for the granting of stock appreciation rights ("SARs"). No SARs have been granted to date.

     During 1999, i-Cube, which was acquired by the Company in November 1999 and accounted for as a pooling of interests, had established a qualified employee stock purchase plan ("ESPP") where certain eligible employees had the right to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of the offering period. The offering period commenced on January 1, 1999 and closed on October 22, 1999. The Company issued 37,000 shares of common stock pursuant to this plan at a price of $8.01 per share during the offering period.


                                                                                                           Weighted-
                                                                                                            average
                                                                                                        exercise price
                                                                           Weighted-                          of
                                                           Number of        average          Options        options
                                                             shares      exercise price    exercisable    exercisable
                                                           ---------     --------------    -----------  --------------
Outstanding, December 31, 1998 ....................        12,826,982        $ 2.08         6,464,650       $ 1.12
  Granted - at Fair Market Value ..................         9,803,486         17.85
  Exercised .......................................        (4,101,732)         1.83
  Forfeited/canceled ..............................        (1,091,718)         6.46
                                                           ----------
Outstanding, December 31, 1999 ....................        17,437,018        $10.02         6,537,042       $ 2.23
                                                           ==========

  Granted - at Fair Market Value ..................        13,019,680         25.11
  Exercised .......................................        (6,262,229)         2.60
  Forfeited/canceled ..............................        (4,628,852)        18.56
                                                           ----------
Outstanding, December 31, 2000 ....................        19,565,617        $21.25         6,412,686       $18.95
                                                           ==========

  Granted - at Fair Market Value ..................        14,558,858        $ 1.00
  Granted - at less than Fair Market Value ........         8,970,048          0.05
  Exercised .......................................        (6,394,376)         0.07
  Forfeited/canceled ..............................       (18,855,287)        13.20
                                                           ----------
Outstanding, December 31, 2001 ....................        17,844,860        $ 9.98        12,971,156       $12.14
                                                           ==========


The following table summarizes information about stock options outstanding at December 31, 2001:

                                    Options Outstanding                         Options exercisable
                                    -------------------                         -------------------
                    Outstanding          Weighted                            Exercisable       Weighted
                        at               -average            Weighted            at             average
   Range of          December           remaining            -average         December          exercise
exercise prices      31, 2001        contractual life     Exercise Price      31, 2001           price
---------------     -----------     -------------------   ---------------    -----------       ---------

$0.01    $ 0.01      2,410,445             9.54              $ 0.01            1,017,944         $ 0.01
$0.24    $ 0.25        373,180             9.46              $ 0.25              373,180         $ 0.25
$0.46    $ 0.63      4,943,388             8.31              $ 0.62            4,085,088         $ 0.62
$0.77    $55.00     10,117,847             8.21              $17.28            7,494,944         $20.65
-----    ------     ----------             ----              ------           ----------         ------
$0.01    $55.00     17,844,860             8.44              $ 9.98           12,971,156         $12.14
=====    ======     ==========             ====              ======           ==========         ======


     Except as noted below, the exercise price for each of the above grants was determined by the Board of Directors of the Company to be equal to the fair market value of the common stock on the day of grant (110% of the fair market value for incentive stock option grants to holders of more than 10% of the voting stock of the Company). Prior to the Company's initial

                        RAZORFISH, INC. AND SUBSIDIARIES
public offering (IPO), in reaching this determination at the time of each such grant, the Board considered a broad range of factors including the illiquid nature of an investment in the Company's common stock, the Company's historical financial performance, and the Company's future prospects. Subsequent to the IPO, the exercise prices are equal to the closing prices of the Company's stock as reported by Nasdaq exchange on the date of grant. Pursuant to the required pro forma disclosure under the fair value method of estimating compensation cost, the Company has estimated the fair value of its stock option grants by using the Black-Scholes option pricing method with the following weighted-average assumptions:


                                                               1999           2000          2001
                                                               ----           ----          ----
Expected option term (years)...........................         3.0            5.1           8.4
Risk-free interest rate (%)............................         5.5            5.2           4.0
Expected volatility (%)................................        80.1          541.1        434.44
Dividend yield (%).....................................          --             --            --
Weighted average fair value of options granted.........      $10.21         $25.28         $1.00


     The Company applies APB Opinion No. 25 and the related Interpretations, had compensation cost for these awards been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net income would have been adjusted to the pro forma amounts indicated below:


                                                  1999            2000             2001
                                                  ----            ----             ----

Net (loss)
  As reported ..........................     $   (14,532)    $  (148,850)     $  (183,922)
  Compensation expense for stock options         (13,267)       (329,138)         (14,464)
                                             -----------     -----------      -----------
  Pro forma net (loss) .................     $   (27,799)    $  (477,988)     $  (198,386)
                                             ===========     ===========      ===========

Basic (loss) per share as reported .....     $     (0.17)    $     (1.59)     $     (1.83)
Pro forma basic (loss) per share .......     $     (0.33)    $     (5.10)     $     (1.97)
Diluted (loss) per share as reported ...     $     (0.17)    $     (1.59)     $     (1.83)
Pro forma diluted (loss) per share .....     $     (0.33)    $     (5.10)     $     (1.97)


     On January 12, 2000, the Board of Directors authorized a 2-for-1 stock split of the Company's Class A common stock effected as a 100% stock dividend on January 27, 2000 for stockholders of record on January 20, 2000. All references in the accompanying consolidated financial statements and footnotes have been retroactively restated to give effect to this stock split.

     During the calendar year 2001, the Board of Directors authorized and the Company granted approximately 2,370,000 stock options at less than the fair market value ("Retention Options") and recorded a charge of approximately $833,000 in connection therewith. These Retention Options typically have one year vesting period. Executives were granted 750,000 of the aforementioned Retention Options.

     During the calendar year 2001, the Company granted approximately 6,660,000 fully vested options at less than fair market value in lieu of cash severance. Razorfish recorded restructuring expenses of approximately $2,401,000 in connection with these grants.

     In January 2002, the Company issued an additional 6,018,098 shares pursuant to its Registration Statement on Form S-3, as amended (File No. 333-62146), the proceeds of which amounted to approximately $1.0 million.


11.  COMMITMENTS AND CONTINGENCIES

  Operating Leases

     Rent expense was approximately $5.1 million, $11.0 million, and $5.1 million for the years ended December 31, 1999, 2000 and 2001, respectively.

     The Company also is subject to the following obligations:

                                                          Payments Due by Period
                                                  Less than                            After 5
Contractual Obligations                 Total       1 Year    1-3 Years   4-5 Years     Years
Operating Leases .................     $15,931     $ 5,466     $ 8,134     $ 2,331     $    --
Other Long-Term Obligations ......       3,625       2,400       1,225          --          --
                                       -------     -------     -------     -------     -------
Total Contractual Cash Obligations     $19,556     $ 7,866     $ 9,359     $ 2,331     $    --
                                       =======     =======     =======     =======     =======

                        RAZORFISH, INC. AND SUBSIDIARIES

   Employment Agreements

          In October 2000, the Company entered into various employment agreements with certain senior executives, the expirations of which extend through 2004. A number of these agreements were subsequently terminated. The aggregate minimum base salaries under the remaining agreements are approximately $.7 million, for each of the years ended December 31, 2002 through December 31, 2004.


   Litigation

     On September 4, 2001, Citicapital Commercial Corporation ("Citicapital") filed a complaint in New York County Supreme Court against Razorfish alleging that Razorfish breached the terms of a lease for equipment. Citicapital claimed that Razorfish defaulted on the lease and sought monetary and injunctive relief in the amount of approximately $575,000 plus legal fees and interest. The parties have agreed in principle to settle the claim without any admission of liability for $515,000. As of March 15, 2002 Razorfish had paid out all monies due under this settlement.

     On June 15, 2001, and June 20, 2001, Razorfish and certain of its present and former officers and directors were named as defendants in two virtually identical purported class actions filed in the United States District Court for the Southern District of New York. The complaints allege that the underwriter of Razorfish's initial public offering engaged in improper compensation practices that were not disclosed in the offering's prospectus. These class actions have since been consolidated and are coordinated with more than 300 similar actions against other issuers and their underwriters. The claims against Razorfish and its directors/officers are based on section 11 of the Securities Act of 1933 which imposes strict liability on issuers for false or misleading statements in the prospectus. One of the complaints includes a claim for fraud under section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Razorfish intends to defend these cases vigorously but cannot currently predict the outcome. Razorfish is, however, seeking indemnification from its underwriters pursuant to the underwriting agreement entered into at the time of the offering.

     On May 3, 2001, Kilroy Realty, L.P. filed an action to recover rent for premises formerly occupied by Razorfish in Los Angeles, California. Kilroy asserts that it is entitled to recover rent in the amount of approximately $383,890 for the months of March, April and two-thirds of May 2001. The parties have agreed in principle to settle the matter without any admission of liability, and with Razorfish paying $125,000.

     On March 8, 2001, Shearwater Partners, LLC ("Shearwater") filed a complaint against Razorfish in the United States District Court for the Northern district of California alleging that Razorfish breached the terms of a lease for a space in San Francisco, California. Shearwater claimed that Razorfish did not meet certain construction deadlines and attempted to terminate the lease, accelerate the lease terms and sue Razorfish for damages prior to the rent commencement date. On April 24, 2001, Razorfish answered the Complaint, denying its material allegations, and filed a Counterclaim against Shearwater for breach of lease, breach of implied covenant of good faith and fair dealing, and declaratory judgment. Effective March 6, 2002, the parties settled the matter without any admission of liability, for an initial payment by Razorfish of $750,000, an additional payment of $750,000 in ten equal installments commencing June 1, 2002 or payable in full upon the occurrence of certain events, and a series of $125,000 payments to be made monthly for a period of seventeen months commencing April 1, 2002. As security for the payments that are a part of the settlement, Razorfish granted Shearwater a security interest in various property, including accounts receivable and other intangible and personal property. As a part of the settlement, Razorfish assigned its interest in Razorfish Ventures LLC ("Ventures"), of which Razorfish was the sole managing member, to Shearwater. Ventures owns shares of stock in two other entities.

     On December 13, 2000, a class action lawsuit was filed against Razorfish and certain officers of the corporation in the Southern District of New York. An additional 12 identical actions have since been filed, and all suits have been consolidated in the Southern District. The suits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act"), and Rule 10b-5 promulgated thereunder based on alleged false statements made in Razorfish's public disclosures concerning the integration of i-Cube, a company acquired by Razorfish in 1999. On September 26, 2001, the United States District Court for the Southern District of New York ("SDNY") granted with prejudice Razorfish's motion to dismiss the consolidated securities class action. Plaintiffs are seeking reconsideration of this decision. Razorfish believes these allegations are without merit in law or fact. Razorfish cannot assure you, however, that this matter will be resolved in its favor.

                        RAZORFISH, INC. AND SUBSIDIARIES

     On February 13, 2001, a derivative action was filed in Delaware Chancery Court by Robert C. Nichols on behalf of Razorfish against the members of Razorfish's Board of Directors, alleging breach of the Directors' fiduciary duties to Razorfish that were virtually identical to the allegations in the SDNY securities class action. This action is currently stayed by agreement of the parties, pending the outcome of the SDNY action. Razorfish believes these allegations are without merit in law or fact. Razorfish cannot assure you, however, that this matter will be resolved in its favor.

     On December 28, 2001, Key Equipment Finance Ltd. ("Key") filed a complaint against Razorfish in the United States District Court for the Southern District of New York to recover funds allegedly owed by Razorfish pursuant to a guarantee of certain equipment leases entered into by and between Razorfish's former wholly-owned subsidiary, Razorfish Limited, and companies affiliated with Key (the "Key Leases"). Key asserts that Razorfish is obligated to pay $271,460 for damages incurred in connection with the breach of the Key Leases. Razorfish intends to defend this case vigorously but cannot currently predict the outcome.

12.  EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan (the "401(k) Plan") covering all of its eligible employees in the United States. The 401(k) Plan is qualified under Section 401(k) of the Internal Revenue Code of 1986. The Company may make matching and/or profit sharing contributions to the 401(k)Plan at its discretion. The Company contributed $.2 million, $.6 million and $.6 million to the 401(k) Plan during 1999, 2000 and 2001, respectively.

13.  SUPPLEMENTARY INFORMATION

     During 1999, 2000, and 2001, the Company paid interest of $.2 million, $.1 million, and zero, respectively. During 1999, 2000, and 2001, the Company paid $6.0 million, $2.0 million, and zero, respectively, for income taxes. The fair market value of Class A common stock issued for acquisitions during the year ended December 31, 2000 was $27.2 million. Stock issued for acquisition during the year ended December 31, 1999 totaled $84.8 million.

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

 10.11 Employment Agreement dated as of August 1, 2000, between Razorfish and John Roberts.(5)

 10.12 Employment Agreement dates as of July 1, 2000 between Razorfish and Jean-Philippe Maheu.(5)

 10.13 Lease Agreement, dated October 28, 1996, between Razorfish and Man Yun Real Estate Corporation.(1)

 10.14 Lease Agreement, dated April 30, 1997, between Razorfish and Man Yun Real Estate Corporation.(1)

 10.15 Lease Agreement, dated December 23, 1998, between C.H.B.I. Razorfish Limited and The Mayor and Commonalty and Citizens of the City of London.(1)

Exhibit
  No.                                  Description
-------                                -----------

 10.16 Lease Agreement, dated March 10, 1998, between R Bechelli and Alpha Online, Inc., as amended by letter dated February 9, 1999.(1)

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

 10.33 Amendment to Stock Purchase Agreement, dated December 10, 1998, between Communicade and Spray Ventures AB.(1)

 10.34 Employment Agreement, dated April 15, 2000, between Razorfish and Jeffrey A. Dachis.(4)

 10.35      Forms of Voting Agreements.(2)

 10.36 Letter Agreement dated August 8, 1995 between i-Cube and Silicon Valley Bank.(2)

 10.37 Promissory Note dated August 8, 1995 between i-Cube and Silicon Valley Bank.(2)

Exhibit
  No.                                  Description
-------                                -----------

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

 10.53 Separation Agreement between Razorfish, Inc. and Jeffrey A. Dachis, dated May 2, 2001.(7)

 10.54 Separation Agreement between Razorfish, Inc. and Craig M. Kanarick, dated May 2, 2001.(7)

 18.1       Letter re: Change in Certifying Accountant. (3)

 21.1       Subsidiaries of Razorfish.

 23.1       Consent of Arthur Andersen LLP.

 99.1 Letter to the Securities and Exchange Commission regarding Arthur Andersen LLP's quality controls.

--------------

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