Form 10-K/A
period 2001-12-31
RAZORFISH INC
filed 2002-04-24
CIK 1075088

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K/A
                                Amendment No. 1
                               ------------------


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


                                                                      Quarter ended
                                                                      -------------
                                      March 31,    June 30,      Sept.  30,     Dec. 31,       March 31,      June 30,
                                      ---------    --------      ----------     --------       ---------      --------
                                        2000         2000          2000           2000           2001           2001
                                      ---------    --------      ----------     --------       ---------      --------
Revenues ......................        $ 64.1       $ 76.6        $ 77.1        $  50.1         $ 42.4        $  28.7
Project personnel costs .......          29.8         36.4          41.7           40.0           28.6           18.6
                                      ---------    --------      ----------     --------       ---------      --------
Gross profit ..................          34.3         40.2          35.4           10.1           13.8           10.1
Sales and marketing ...........           4.1          4.9           6.2            7.3            4.7            1.8
General and administrative ....          20.4         23.7          22.9           21.1           20.5           14.8
Provision for doubtful accounts            --           .7           5.6           15.3             --             --
Merger and
restructuring-related costs ...            --           --            --            2.4           12.9           69.8
Non-cash compensation
Expense .......................            --           --            --             --             --             .3
Amortization of intangibles ...           2.0          2.1           2.3            2.5             .9             .8
Loss on sale of business ......            --           --            --             --             --             --
Impairment loss................            --           --            --          126.0             --           60.1
                                      ---------    --------      ----------     --------       ---------      --------
Income (loss) from
 operations ...................           7.8          8.8          (1.6)        (164.5)         (25.2)        (137.5)
Other income (loss), net.......           1.0          1.2            .7             .6             .3             .4
                                      ---------    --------      ----------     --------       ---------      --------
Income (loss) before income
Taxes .........................           8.8         10.0           (.9)        (163.9)         (24.9)        (137.1)
Provision (benefit) for income
Taxes .........................           4.3          4.9           (.4)          (5.9)            --             --
                                      ---------    --------      ----------     --------       ---------      --------
Net income (loss) .............        $  4.5       $  5.1         $ (.5)       $(158.0)        $(24.9)       $(137.1)
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

     Management believes that its current cash position, cash flow generated from its US only, restructured operations, and additional financing already completed in 2002 will be sufficient to meet its working capital needs for the next twelve months. Subsequent to December 31, 2001, the Company has raised $1.6 million under its shelf registration statement and an additional $5.35 million through a private placement of common stock.

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

 10.52 Lease Agreement, dated August 3, 2000, by and between Wittayu Realty Ltd., Razorfish Ltd. and Razorfish, Inc.(6)

 10.53 Separation Agreement between Razorfish, Inc. and Jeffrey A. Dachis, dated May 2, 2001.(7)

 10.54 Separation Agreement between Razorfish, Inc. and Craig M. Kanarick, dated May 2, 2001.(7)

 18.1       Letter re: Change in Certifying Accountant. (3)

 21.1       Subsidiaries of Razorfish.*

 23.1       Consent of Arthur Andersen LLP.

 99.1 Letter to the Securities and Exchange Commission regarding Arthur Andersen LLP's quality controls.*

--------------
* Previously filed

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

 Date: April 24, 2002

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

                                      ARTHUR ANDERSEN LLP


New York, New York
April 15, 2002
(Except with respect to
the matter discussed in Note 14,
as to which the date is
April 22, 2002)

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

                        RAZORFISH, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except per share data)


                                                   Retained    Accumulated      Note
                                                   Earnings       Other      Receivable   Accumulated     Total
                                                 (Accumulated Comprehensive     From        Deferred   Stockholders'   Comprehensive
                                                   (Deficit)     Income      Stockholder  Compensation   Equity          Income
                                                 ------------ -------------  -----------  ------------ -------------   -------------
Balance as of December 31, 1998 ................     12,815          189         (533)          --       45,807
  Acquisition of treasury stock ................         --           --           --           --         (588)
  Common stock issued to employees .............         --           --           --           --        7,912
  Common stock option compensation .............         --           --           --           --          109
  Tax benefit due to stock option
    exercise ...................................         --           --           --           --        1,375
  Proceeds from common stock offering ..........         --           --           --           --       48,322
  Net loss .....................................    (14,532)          --           --           --      (14,532)         (14,532)
                                                                                                                        --------
    Foreign currency translation adjustment ....         --         (183)          --           --         (183)            (183)
                                                                                                                        --------
  Other comprehensive income ...................          -            -            -            -            -             (183)
                                                                                                                        --------
  Comprehensive (loss) .........................         --           --           --           --           --         $(14,715)
                                                                                                                        ========
  Shares issued in connection with the
    exercise of stock options by Communicade ...         --           --           --           --       25,303
  Shares issued in connection with the
    purchase of Spray Network, AB ..............         --           --           --           --       54,940
  Shares issued in connection with the
    purchase of Fuel/Tonga, Inc. ...............         --           --           --           --       20,090
  Shares issued in connection with the
    purchase of Conduit Communications, Inc. ...         --           --           --           --        9,798
                                                  ----------       ------       ------      ------     --------
Balance as of December 31, 1999 ................     (1,717)           6         (533)          --      198,353
  Common stock issued to employees .............         --           --           --           --       16,293
  Net loss .....................................   (148,850)          --           --           --     (148,850)        (148,850)
                                                                                                                       ---------
  Foreign currency translation adjustment ......         --         (504)          --           --         (504)            (504)
                                                                                                                       ---------
  Other comprehensive income ...................         --           --           --           --           --             (504)
                                                                                                                       ---------
  Comprehensive income (loss) ..................         --           --           --           --           --        $(149,354)
                                                                                                                       =========
  Stock issued in connection with
    acquisitions ...............................         --           --           --           --       27,176
  Stock issued in connection with earnout
    agreements .................................         --           --           --           --       76,683
Balance as of December 31, 2000 ................  $(150,567)       $(498)       $(533)       $  --     $169,151
                                                  =========        =====        =====       ======     ========
  Net loss .....................................   (183,922)          --           --           --     (183,922)        (183,922)
                                                                                                       ---------       ----------
  Foreign currency translation adjustment ......         --          498           --           --          498              498
                                                                                                                       ---------
  Other comprehensive income ...................         --           --           --           --           --              498
                                                                                                                       ---------
  Comprehensive income (loss) ..................         --           --           --           --           --        $(183,424)
                                                                                                                       =========
  Payment of note receivable by shareholder ....         --           --          533           --          533
  Proceeds from sales of common stock ..........         --           --           --           --        1,889
  Common stock option compensation .............         --           --           --         (423)       3,359
  Common stock options exercised by employees ..         --           --           --           --          498
                                                  ----------       ------       ------       -----     --------
Balance as of December 31, 2001 ................  $(334,489)       $  --        $  --        $(423)    $ (7,994)
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

14.  SUBSEQUENT EVENT

     In April 2002, the Company raised $5.35 million, before fees and expenses, through the sale of approximately 16.7 million shares of common stock at a price of $0.32 per share. In addition, the Company issued approximately 2.5 million warrants to purchase common stock at a price of $0.45 per share. If exercised, the warrants would generate approximately $1.13 million in additional proceeds to the Company.

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

 10.52 Lease Agreement, dated August 3, 2000, by and between Wittayu Realty Ltd., Razorfish Ltd. and Razorfish, Inc.(6)

 10.53 Separation Agreement between Razorfish, Inc. and Jeffrey A. Dachis, dated May 2, 2001.(7)

 10.54 Separation Agreement between Razorfish, Inc. and Craig M. Kanarick, dated May 2, 2001.(7)

 18.1       Letter re: Change in Certifying Accountant. (3)

 21.1       Subsidiaries of Razorfish.*

 23.1       Consent of Arthur Andersen LLP.

 99.1 Letter to the Securities and Exchange Commission regarding Arthur Andersen LLP's quality controls.*

--------------

* Previously filed

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