Form 10-Q
period 2002-03-31
RAZORFISH INC
filed 2002-05-03
CIK 1075088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2002

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

                   107 Grand Street, New York, New York, 10013
          (Address of Principal Executive Offices, Including Zip Code)

                                 (212) 966-5960
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
                     (Former Name, Former Address And Former

                   Fiscal Year, if Changed Since Last Report)

                                       N/A

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_]NO

        The number of shares outstanding of the Registrant's Class A Common Stock as of April 22, 2002 was 142,036,423.

                                 RAZORFISH, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.      Unaudited Consolidated Financial Statements:

             Consolidated Balance Sheets as of December 31, 2001
             (audited) and March 31, 2002 ..................................  1

             Consolidated Statements of Operations for the Three Months
             Ended March 31, 2001 and 2002 .................................  2

             Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 2001 and 2002 .................................  3

             Notes to Consolidated Financial Statements ....................  4

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations .....................................  8

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings .............................................  10

Item 6.      Exhibits and Reports on Form 8-K ..............................  12

Signatures .................................................................  14

PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Financial Statements

                        RAZORFISH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                                        December 31,     March 31,
                                               ASSETS                                                       2001            2002
                                                                                                            ----            ----
                                                                                                                        (unaudited)

CURRENT ASSETS:

   Cash and cash equivalents .......................................................................       $ 8,011         $ 7,111
   Accounts receivable, net of allowance for doubtful accounts of $575
      as of December 31, 2001 and March 31, 2002 ...................................................         4,936           5,583
   Unbilled revenues ...............................................................................           346             295
   Prepaid expenses and other current assets .......................................................           458             572
   Due from affiliate ..............................................................................           335
                                                                                                       -----------     -----------
                                                                                                                               108

           Total current assets ....................................................................        14,086          13,669

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of
   $1,048 and $1,196 at December 31, 2001 and March 31, 2002, respectively .........................         1,599           1,544
 ...................................................................................................           262             262
                                                                                                       -----------     -----------
           Total assets ............................................................................       $15,947        $ 15,475
                                                                                                       ===========     ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses ...........................................................      $ 20,652        $ 16,899
   Deferred revenues ...............................................................................           178             307
                                                                                                       -----------     -----------
           Total current liabilities ...............................................................        20,830          17,206

LONG-TERM OBLIGATIONS ..............................................................................         3,111           1,570
                                                                                                       -----------     -----------
           Total liabilities .......................................................................        23,941          18,776
                                                                                                       -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock $.01 par value; 10,000,000 shares authorized; none issued
     or outstanding ................................................................................            --              --

     Common stock:
     Class A $.01 par value; 200,000,000 shares authorized; 113,749,168 and
     125,317,672 issued at December 31, 2001 and March 31, 2002, respectively ......................         1,138           1,254
     Class B, $.01 par value; 50 shares authorized, issued, and outstanding at
      December 31, 2001 and March 31, 2002 .........................................................            --              --
     Additional paid-in capital ....................................................................       326,368         328,732
     Deferred compensation .........................................................................          (423)           (758)
     Accumulated (deficit) .........................................................................      (334,489)       (331,941)
     Treasury stock at cost; 73,584 shares at December 31, 2001 and March 31, 2002 .................          (588)           (588)
                                                                                                       -----------     -----------
           Total stockholders' equity (deficit) ....................................................        (7,994)         (3,301)
                                                                                                       -----------     -----------
           Total liabilities and stockholders' equity (deficit) ....................................      $ 15,947        $ 15,475
                                                                                                       ===========     ===========



    The accompanying notes are an integral part of these financial statements

                        RAZORFISH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                 Three Months
                                                                                Ended March 31,
                                                                                ---------------
                                                                               2001         2002
                                                                               ----         ----
                                                                                  (unaudited)
Revenues

Revenues before reimbursements for direct costs ...........................   $42,410     $10,783
Reimbursements for direct costs ...........................................       470       1,358
                                                                              -------     -------


     Total revenues .......................................................    43,768      11,253
                                                                               ------      ------

Project personnel costs

Project personnel costs before reimbursements for direct costs ............    28,607       5,949
Reimbursements for direct costs ...........................................       470       1,358
                                                                               ------      ------


     Total project personnel costs ........................................    29,965       6,419
                                                                               ------      ------
Gross profit ..............................................................    13,803       4,834

     Sales and marketing ..................................................     4,652         348
     General and administrative
        (exclusive of non-cash compensation expense $611 for
        the three months ended March 31, 2002) ............................    20,508       3,283
     Non-cash compensation expense ........................................       --          611
     Restructuring costs ..................................................    12,777      (1,652)
     Amortization of intangibles ..........................................       937         --
                                                                               ------      ------
Income / (loss) from operations ...........................................   (25,071)      2,244

Other income, net .........................................................       313         304
                                                                               ------      ------


     Income / (loss) before income taxes ..................................   (24,758)      2,548

Provision for income taxes                                                        140         --
                                                                               ------      ------


     Net income / (loss) ..................................................  $(24,898)     $2,548
                                                                             ========      ======

Earnings per share:
     Basic ................................................................    $(0.25)     $ 0.02
                                                                               ======      ======
     Diluted ..............................................................    $(0.25)     $ 0.02
                                                                               ======      ======

Weighted average common shares outstanding:

     Basic ................................................................    97,706     119,881
     Diluted ..............................................................    97,706     125,236





    The accompanying notes are an integral part of these financial statements

                        RAZORFISH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            Three Months
                                                                                          Ended March 31,
                                                                                          ---------------
                                                                                         2001         2002
                                                                                         ----         ----
                                                                                      (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                     $(24,898)      $2,548
  Adjustments to reconcile net income (loss) to net used in operating activities
     Depreciation and amortization                                                         2,545          148
     Minority interest                                                                      (110)          --
     Non-cash compensation expense                                                            --          611
     Non-cash restructuring costs                                                             --       (1,652)
     Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable                                                                4,019         (647)
        Unbilled revenues                                                                  2,155           51
        Prepaid expenses and other current assets                                            303         (114)
        Due from affiliate                                                                    --          227
        Other assets                                                                        (165)          --
        Accounts payable and accrued expenses                                             (1,915)      (2,101)
        Deferred revenues                                                                  1,225          129
        Income taxes payable                                                                 717           --
        Deferred rent                                                                     (1,197)          --
        Reduction in long-term obligations                                                    --       (1,541)
                                                                                      ----------    ---------
           Net cash used in operating activities                                         (17,321)      (2,341)
                                                                                      ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                    (1,176)         (93)
                                                                                      ----------    ---------
           Net cash used in investing activities                                          (1,176)         (93)
                                                                                      ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock offering                                                         --        1,525
  Proceeds from exercise of stock options                                                     --            9
  Repayment of stockholder's loan                                                            681           --
  Payments of long-term obligations                                                         (335)          --
                                                                                      ----------    ---------
           Net cash provided by financing activities                                         346        1,534
                                                                                      ----------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                              (2,995)          --
           Net decrease in cash and cash equivalents                                     (21,146)        (900)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            51,483        8,011
                                                                                      ----------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 30,337      $ 7,111
                                                                                      ==========    =========







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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K and as amended on Form 10-K/A. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The results of operations presented for the three months ended March 31, 2001 and 2002 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

2.   SEGMENT REPORTING

The Company is a provider of digital solutions. The Company evaluated its business activities that are regularly reviewed by executive management and Board of Directors for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one operating segment.

3.   RESTRUCTURING COSTS

During the quarter ended March 31, 2002, Razorfish reversed approximately $1.7 million of the previously expensed restructuring costs related to facilities, due to settlement of these obligations for less than previously expensed.

Restructuring costs, which relate to excess facilities, for the three months ended March 31, 2002 were as follows (in millions):

                                    Balance as            Cash                            Balance as
                                   Of 12/31/2001      Utilization         Reversal       Of 3/31/2002
                                   -------------      -----------         --------       ------------
Restructuring costs .............        $ 11.2            $3.0              $(1.7)           $ 6.5

                                 Current portion (included in accrued expenses)                 4.9
                                 Long-term portion (included in long-term obligations)          1.6
                                                                                                ---
                                 Total                                                        $ 6.5
                                                                                              =====

4.   EARNINGS PER SHARE

The following table reconciles the denominator of the diluted earnings per share computation as shown on the Consolidated Statements of Operations.

                                                        Three Months Ended
                                                            March 31,
                                                            ---------
Diluted EPS Computation                                  2001       2002
                                                         ----       ----
                                                           (unaudited)

Basic common shares outstanding ....................    97,706   119,881
                                                        ------   -------
Effect of common stock options .....................        --     5,355
                                                       -------   -------
         Diluted common and common equivalent shares    97,706   125,236
                                                       =======   =======

578,760 options were in the money and exercisable as of March 31, 2001, but their effect would have been anti-dilutive and as such, have been excluded from the calculation of earnings per share.

5.   COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                           Three Months Ended
                                                               March 31,
                                                               ---------
                                                           2001         2002
                                                           ----         ----
                                                              (unaudited)

Net income ............................................   $(24,898)   $ 2,548
Foreign currency translation adjustment ...............    (2,995)        --

            Comprehensive income (loss) ...............   $(27,893)   $ 2,548
                                                          ========    =======

6.   PRO FORMA FINANCIAL INFORMATION

During the year ended December 31, 2001, the Company divested its European operations through a number of different transactions.

This unaudited pro forma information assumes that all the divestiture activities were completed as of January 1, 2001 and does not purport to be indicative of the results of operations that would have been obtained if the divestiture activities had occurred at the beginning of the periods presented, and is not intended to be a projection of future results. This information should be read in conjunction with the audited consolidated financial statements of Razorfish, Inc., and subsidiaries and the thereto filed as part of the Company's form 10-K.


                                               Quarter Ended March 31,
                                               -----------------------
                                                        2001
                                                        ----
Pro forma:
    Revenues ....................................    $ 25,479
    (Loss) from operations ......................     (17,828)
    Net (loss) ..................................     (17,283)
    Basic net (loss) per share ..................       (0.18)
    Diluted net (loss) per share ................       (0.18)

7.   SUBSEQUENT EVENT

In April 2002, the Company raised approximately $6.0 million, before fees and expenses, through the sale of approximately 18.7 million shares of common stock at a price of $0.32 per share. In addition, the Company issued approximately 2.8 million warrants to purchase common stock at a price of $0.45 per share. If exercised, the warrants would generate approximately $1.3 million in additional proceeds to the Company.

8.   SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to credit risks consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, and other information. As of March 31, 2001 no client accounted for more than 10% of the Company's accounts receivable. During the three months ended March 31, 2002, four clients individually exceeded 10% of revenues, amounting to $6.1 million or 55%. As of March 31, 2002, four clients individually exceeded 10% of accounts receivable, accounting for $3.7 million or 60% of the Company's accounts receivable.

9.   LEGAL PROCEEDINGS

On June 15, 2001, and June 20, 2001, Razorfish and certain of its present and former officers and directors were named as defendants in two virtually identical purported class actions filed in the United States District Court for the Southern District of New York. The actions have since been consolidated and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges that the underwriters of Razorfish's initial public offering engaged in improper compensation practices that were not disclosed in the offering's prospectus, among other things. The improper compensation practices allegedly include charging third-party clients of the underwriters excess commissions in exchange for allocations of IPO shares or engaging in certain undisclosed market stabilization practices in order to artificially inflate the price of the stock in the after-market. , The amended complaint includes claims against Razorfish and the individual defendants under Section 11 of the Securities Act, and Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The amended complaint also contains claims against the individual defendants under Section 15 of the Securities Act and Section 20(a) of the Exchange Act. Similar allegations have been made against more than 300 other issuers and their underwriters. No specific amount of damages is claimed. Razorfish intends to defend these cases vigorously but cannot currently predict the outcome. Razorfish is, however, seeking indemnification from its underwriters pursuant to the underwriting agreement entered into at the time of the offering.

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

On December 28, 2001, Key Equipment Finance Ltd. ("Key") filed a complaint against Razorfish in the United States District Court for the Southern District of New York to recover funds allegedly owed by Razorfish pursuant to a guarantee of certain equipment leases entered into by and between Razorfish's former wholly-owned subsidiary, Razorfish Limited, and companies affiliated with Key (the "Key Leases"). Key asserts that Razorfish is obligated to pay $271,460 for damages incurred in connection with the breach of the Key Leases. The parties have agreed in principle to settle the matter for $185,000 paid in seven monthly installments.

10.   RECENT ACCOUNTING PRONOUNCEMENTS

On November 14-15, 2001, the Emerging Issues Task Force ("EITF") of the FASB concluded that reimbursements received for "out-of-pocket" expenses should be classified as revenue, and correspondingly cost of services, in the income statement. Upon application of the pronouncement, comparative financial statements for prior periods must also be reclassified in order to ensure consistency among all periods presented. The Company has adopted this pronouncement as of January 1, 2002 and has included reimbursements for direct costs within the total revenues and total project personnel costs for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements. Factors that could cause or contribute to such differences include those set forth in Item I under the caption "Factors Affecting Future Operating Results" and "Information Regarding Forward-Looking Statements" as well as those discussed elsewhere in the Company's form 10-K.

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

Razorfish's projects vary in size and scope; therefore, a client that accounts for a significant portion of Razorfish's revenues in one period may not generate a similar amount of revenue in subsequent periods. For the quarter ended March 31, 2002 four clients accounted for 19%, 14%, 11% and 11%, respectively, of the Company's revenues. No client accounted for more than 10% of Razorfish's revenues in the quarter ended March 31, 2001. Razorfish does not believe that it will derive a significant portion of its revenues from a limited number of clients in the near future. However, there is a risk that the source of Razorfish's revenues may be generated from a small number of clients. These clients may not retain Razorfish in the future. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse effect on Razorfish's business, financial condition and results of operations.

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

     o investor perception of Razorfish and the information technology services market in general;

     o    announcements or implementation of technological innovations;

     o announcements or implementation by us or our competitors of new products or services;

     o layoffs of employees due to underutilization or resignation of key employees, officers, or directors; and

     o general economic and information technology services market conditions.

          Razorfish expects this trend to continue.

Results of operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Revenues before reimbursements for direct costs

The Company's revenues decreased $31.6 million, or 75%, to $10.8 million for the three months ended March 31, 2002 from $42.4 million from the comparable period in 2001. This decrease in revenue was primarily due to the divestiture of our international operations ($16.9 million) and a significant reduction in demand for services experienced by consultants, which provide similar services to Razorfish. We expect the market for our services to remain volatile and can give no assurance that the decline in our revenues will not continue in future periods.

Project personnel costs before reimbursements for direct costs

The Company's project personnel costs decreased $22.7 million, or 79% to $5.9 million for the three months ended March 31, 2002 from $28.6 million for the comparable period in 2001. The decrease is due to a reduction in workforce of approximately 1020 employees to an average billable headcount of 210 from an average billable headcount of 1230 for the comparable period in 2001. The majority of reductions were part of Razorfish's restructuring efforts, which were implemented due to reduced demand for the Company's services.

Reimbursements for direct costs

Reimbursements for direct costs decreased $0.9 million, or 65% to $0.5 million for the three months ended March 31, 2002 from $1.4 million for the comparable period in 2001. The decrease is due to the number, type, and scope of projects performed by the company.

Sales and marketing

Razorfish's sales and marketing costs decreased $4.4 million, or 93%, to $0.3 million for the three months ended March 31, 2002 from $4.7 million for the comparable period in 2001. The decrease is due to reduced marketing activities at industry conferences, fewer promotional events, cost reduction efforts and a workforce reduction.

General and administrative

The Company's general and administrative expenses decreased $17.2 million, or 84%, to $3.3 million for the three months ended March 31, 2002 from $20.5 million for the comparable period in 2001. The decrease in general and administrative expenses was attributable to multiple factors: Razorfish significantly reduced its non-billable workforce from approximately 350 non-billable employees to approximately 60 non-billable employees as of March 31, 2001 and 2002, respectively, and the divestiture of its European operations. Additional reductions occurred in the areas of rent and facilities expenses, equipment rental and depreciation charges.

Restructuring charge

During the quarter ended March 31, 2002, Razorfish reversed approximately $1.7 million of the previously expensed restructuring costs related to facilities, due to settlement of these obligations for less than previously recorded.

Liquidity and Capital Resources

The Company's net cash used in operating activities was $2.3 million for the three months ended March 31, 2002, and was principally composed of payments of liabilities related to restructuring of $3.1 million offset by net income of $2.5 million and other changes in working capital, compared to net cash used in operating activities of $17.3 million for the three months ended March 31, 2001.

The Company's net cash used in investing activities was $0.1 million for the three months ended March 31, 2002 compared to $1.2 million for the three months ended March 31, 2001. Net cash used in investing activities for the period ended March 31, 2002 was due to capital expenditures of $0.1 million.

The Company's net cash provided by financing activities was $1.5 million for the three months ended March 31, 2002 compared to $.3 million for the three months ended March 31, 2001. Net cash provided for the period ended March 31, 2002 was mainly due to proceeds received from the proceeds of common stock offerings amounting to $1.5 million.

In April 2002, the Company raised approximately $6.0 million, before fees and expenses, through the sale of approximately 18.7 million shares of common stock at a price of $0.32 per share. In addition, the Company issued approximately 2.8 million warrants to purchase common stock at a price of $0.45 per share. If exercised, the warrants would generate approximately $1.3 million in additional proceeds to the Company. Management believes that its current cash position and cash flow generated from its operations will be sufficient to meet its working capital needs for the next twelve months.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

On June 15, 2001, and June 20, 2001, Razorfish and certain of its present and former officers and directors were named as defendants in two virtually identical purported class actions filed in the United States District Court for the Southern District of New York. The actions have since been consolidated and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges that the underwriters of Razorfish's initial public offering engaged in improper compensation practices that were not disclosed in the offering's prospectus, among other things. The improper compensation practices allegedly include charging third-party clients of the underwriters excess commissions in exchange for allocations of IPO shares or engaging in certain undisclosed market stabilization practices in order to artificially inflate the price of the stock in the after-market. The amended complaint includes claims against Razorfish and the individual defendants under Section 11 of the Securities Act, and Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The amended complaint also contains claims against the individual defendants under Section 15 of the Securities Act and Section 20(a) of the Exchange Act. Similar allegations have been made against more than 300 other issuers and their underwriters. No specific amount of damages is claimed. Razorfish intends to defend these cases vigorously but cannot currently predict the outcome. Razorfish is, however, seeking indemnification from its underwriters pursuant to the underwriting agreement entered into at the time of the offering.

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

On December 28, 2001, Key Equipment Finance Ltd. ("Key") filed a complaint against Razorfish in the United States District Court for the Southern District of New York to recover funds allegedly owed by Razorfish pursuant to a guarantee of certain equipment leases entered into by and between Razorfish's former wholly-owned subsidiary, Razorfish Limited, and companies affiliated with Key (the "Key Leases"). Key asserts that Razorfish is obligated to pay $271,460 for damages incurred in connection with the breach of the Key Leases. The parties have agreed in principle to settle the matter for $185,000 paid in seven monthly installments.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

   Exhibit
     No.                             Description
     ---                             -----------

      2.1 Agreement and Plan of Merger, dated as of August 10, 1999, by and between Razorfish, Razorfish Merger Sub and i-Cube.(2)

      3.1 Certificate of Incorporation of Razorfish, Inc. (the "Company"), amended.(2)

      3.2 By-laws of Razorfish. (1)

      4.1 Registration Rights Agreement, dated March 30, 1999, between Razorfish and Communicade Inc.(1)

      4.2 Specimen Common Stock Certificate of Razorfish.(1)

     10.1 The Amended and Restated 1997 Stock Option and Incentive Plan.(1)

     10.2 1999 Amended and Restated Stock Incentive Plan.(2)

     10.3 2000 Non-officer Stock Incentive Plan. (3)

     10.4 Non-competitive Agreement, dated September 18, 1996, between Razorfish and Jeffrey A. Dachis.(1)

     10.5 Non-competitive Agreement, dated September 18, 1996, between Razorfish and Craig M. Kanarick.(1)

     10.6 Employment Agreement, dated June 19, 1997, between Razorfish and Jean-Philippe Maheu.(1)

     10.7 Employment Agreement dated as of August 1, 2000, between Razorfish and John Roberts.(5)

     10.8 Employment Agreement dated as of July 1, 2000 between Razorfish and Jean-Philippe Maheu.(5)

     10.9 Lease Agreement, dated October 28, 1996, between Razorfish and Man Yun Real Estate Corporation.(1)

    10.10 Lease Agreement, dated April 30, 1997, between Razorfish and Man Yun Real Estate Corporation.(1)

    10.11 Lease Agreement, dated March 10, 1998, between R Bechelli and Alpha Online, Inc., as amended by letter dated February 9, 1999.(1)

    10.12 Subscription and Exchange Agreement, dated as of October 1, 1998, among Razorfish, Spray Ventures AB and Communicade.(1)

    10.13 First Amendment to the Subscription and Exchange Agreement, dated November 25, 1998, among Razorfish, Spray Ventures AB, Spray Network AB and Communicade.(1)

    10.14 Second Amendment to the Subscription and Exchange Agreement, dated December 10, 1998, among Razorfish, Spray Ventures AB, Spray Network AB and Communicade.(1)

    10.15 Stock Purchase Agreement, dated as of October 1, 1998, among Communicade, Jeffrey A. Dachis and Craig M. Kanarick.(1)

    10.16 Stock Purchase Agreement, dated October 23, 1998, between Communicade and Spray Ventures AB.(1)

    10.17 Amendment to Stock Purchase Agreement, dated December 10, 1998, between Communicade and Spray Ventures AB.(1)

    10.18 Forms of Voting Agreements.(2)

   Exhibit
     No.                             Description
     ---                             -----------

    10.19 Lease Agreement dated as of July 14, 1995 between i-Cube and Riverfront Office Park Joint Venture.(2)

    10.20 Amendment No. 1 to Lease Agreement dated as of July 14, 1995 between i-Cube and Riverfront Office Park Joint Venture.(2)

    10.21 Promissory Note dated March 6, 2002 between Razorfish, Inc. and Shearwater Partners LLC ($2,125,000)

    10.22 Promissory Note dated March 6, 2002 between Razorfish, Inc. and Shearwater Partners LLC ($750,000)

    10.23 Security Agreement dated March 6, 2002 by and between Razorfish, Inc. and Shearwater Partners LLC

     21.1 Subsidiaries of Razorfish. (5)


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

(5) Filed as an exhibit to Razorfish's Report on Form 10-K that was filed with the Securities and Exchange Commission on April 15, 2002 and incorporated herein by reference.

(b)   Reports on Form 8-K.

      None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on May 2, 2002.

                                                          RAZORFISH, INC.

By:       /s/ Jean-Philippe Maheu
          -----------------------------------------------
          Jean-Philippe Maheu
          Chief Executive Officer

By:       /s/ John J. Roberts
          -----------------------------------------------
          John J. Roberts
          Chief Financial Officer
          (Principal Financial and Accounting Officer)