Form 10-Q
period 2002-06-30
RAZORFISH INC
filed 2002-08-14
CIK 1075088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2002

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

                                       N/A

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

        The number of shares outstanding of the Registrant's Class A Common Stock as of August 12, 2002 was 4,815,249.

                                 RAZORFISH, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
Item 1.      Unaudited Consolidated Financial Statements:

             Consolidated Balance Sheets as of December 31, 2001 (audited) and June 30, 2002 ............................      1

             Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and 2002 ............      2

             Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2002 ......................      3

             Notes to Consolidated Financial Statements .................................................................      4

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations ......................      7

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings ..........................................................................................     11

Item 2.      Changes in Securities and Use of Proceeds ..................................................................     12

Item 4.      Submission of Matters to a vote of Security Holders ........................................................     12

Item 6.      Exhibits and Reports on Form 8-K ...........................................................................     13

Signatures ..............................................................................................................     15

PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Financial Statements

                        RAZORFISH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                   December 31,      June 30,
                                               ASSETS                                 2001             2002
                                                                                   ---------         ---------
                                                                                                   (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ...................................................   $   8,011         $  11,130
   Accounts receivable, net of allowance for doubtful accounts of $575 and $375
      as of December 31, 2001 and June 30, 2002 ................................       4,936             4,668
   Unbilled revenues ...........................................................         346               260
   Prepaid expenses and other current assets ...................................         458               784
   Due from affiliate ..........................................................         335                 8
                                                                                   ---------         ---------
           Total current assets ................................................      14,086            16,850

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of
   $1,048 and $1,196 at December 31, 2001 and June 30, 2002, respectively ......       1,599             1,580
OTHER ASSETS ...................................................................         262               269
                                                                                   ---------         ---------
           Total assets ........................................................   $  15,947         $  18,699
                                                                                   =========         =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

   Accounts payable and accrued expenses .......................................   $  20,652         $  14,736
   Deferred revenues ...........................................................         178               201
                                                                                   ---------         ---------
           Total current liabilities ...........................................      20,830            14,937

LONG-TERM OBLIGATIONS ..........................................................       3,111               978
                                                                                   ---------         ---------
           Total liabilities ...................................................      23,941            15,915
                                                                                   ---------         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

     Preferred stock $.01 par value; 10,000,000 shares authorized; none issued            --                --
     or outstanding Common stock: Class A $.01 par value; 200,000,000 shares authorized; 3,791,639 and 4,815,249 issued

      at December 31, 2001 and June 30, 2002, respectively .....................          38                48
     Class B, $.01 par value; 2 shares authorized, issued, and outstanding at
      December 31, 2001 and June 30, 2002 ......................................          --                --
     Additional paid-in capital ................................................     327,468           335,302
     Deferred compensation .....................................................        (423)             (378)
     Accumulated (deficit) .....................................................    (334,489)         (331,600)
     Treasury stock at cost; 2,453 shares at December 31, 2001 and June 30, 2002        (588)             (588)
                                                                                   ---------         ---------
           Total stockholders' equity (deficit).................................      (7,994)            2,784

           Total liabilities and stockholders' equity (deficit) ................   $  15,947         $  18,699
                                                                                   =========         =========

    The accompanying notes are an integral part of these financial statements

                        RAZORFISH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                       Three Months            Six Months
                                                                      Ended June 30,          Ended June 30,
                                                                ----------------------   ----------------------
                                                                   2001         2002        2001        2002
                                                                ---------    ---------   ---------    ---------
Revenues
     Revenues before reimbursements for direct costs ........   $  28,712    $  10,509   $  71,372    $  21,292
     Reimbursements for direct costs ........................         790          408       2,148          878
                                                                ---------    ---------   ---------    ---------
        Total revenues ......................................      29,502       10,917      73,520       22,170
                                                                ---------    ---------   ---------    ---------

Project personnel costs

     Project personnel costs before reimbursements for direct
     costs ..................................................      18,562        5,782      47,419       11,731
     Reimbursements for direct costs ........................         790          408       2,148          878
                                                                ---------    ---------   ---------    ---------
        Total project personnel costs .......................      19,352        6,190      49,567       12,609
                                                                ---------    ---------   ---------    ---------

Gross profit ................................................      10,150        4,727      23,953        9,561

Sales and marketing .........................................       1,777          609       6,429          957
General and administrative
    (exclusive of non-cash compensation expense of $260
    and $379 and for the three months ended June 30, 2001
    and 2002 respectively, and $260 and $990 for the six
    months ended June 30, 2001 and 2002 respectively) .......      14,826        3,268      35,334        6,551
Non-cash compensation expense ...............................         260          379         260          990
Restructuring costs .........................................      70,040          185      82,817       (1,467)
Impairment loss .............................................      60,116         --        60,116         --
Amortization of intangibles .................................         822         --         1,759         --
                                                                ---------    ---------   ---------    ---------
Income / (loss) from operations .............................    (137,691)         286    (162,762)       2,530

Other income, net ...........................................         365           54         678          358
                                                                ---------    ---------   ---------    ---------
     Income / (loss) before income taxes ....................    (137,326)         340    (162,084)       2,888

Provision for income taxes ..................................        (214)        --           (74)
                                                                ---------    ---------   ---------    ---------
     Net income / (loss) ....................................   $(137,112)   $     340   $(162,010)   $   2,888
                                                                =========    =========   =========    =========

Earnings (loss) per share:

     Basic ..................................................   $  (41.90)   $    0.07   $  (49.57)   $    0.67
                                                                =========    =========   =========    =========
     Diluted ................................................   $  (41.90)   $    0.07   $  (49.57)   $    0.66
                                                                =========    =========   =========    =========

Weighted average common shares outstanding:

     Basic ..................................................       3,272        4,665       3,268        4,332
     Diluted ................................................       3,272        4,763       3,268        4,386



    The accompanying notes are an integral part of these financial statements

                        RAZORFISH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                   Six Months Ended June 30,
                                                                                   ------------------------
                                                                                      2001          2002
                                                                                   ---------      ---------
                                                                                   (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ............................................................   $(162,010)     $   2,888
  Adjustments to reconcile net income (loss) to net used in operating activities
     Depreciation and amortization .............................................       4,323            289
     Minority interest .........................................................        (294)          --
     Non-cash compensation expense .............................................         260            990
     Non-cash restructuring costs ..............................................      57,457         (1,658)
     Impairment loss ...........................................................      60,116           --
     Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable ....................................................      15,350            268
        Unbilled revenues ......................................................       2,766             85
        Prepaid expenses and other current assets ..............................      (1,009)          (326)
        Due from affiliate .....................................................        --              327
        Other assets ...........................................................          58             (7)
        Accounts payable and accrued expenses ..................................      (6,617)        (4,188)
        Deferred revenues ......................................................          55             24
        Income taxes payable ...................................................      (1,815)          --
        Increase in other liabilities ..........................................         329           --
                                                                                   ---------      ---------
           Net cash used in operating activities ...............................     (31,031)        (1,308)
                                                                                   ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures .........................................................      (2,575)          (271)
                                                                                   ---------      ---------
           Net cash used in investing activities ...............................      (2,575)          (271)
                                                                                   ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from common stock offering ..........................................        --            6,889
  Proceeds from exercise of stock options ......................................         410              9
  Repayment of stockholder's loan ..............................................         681           --
  Payments of long-term obligations ............................................        (726)        (2,200)
                                                                                   ---------      ---------
           Net cash provided by financing activities ...........................         365          4,698
                                                                                   ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ...................      (3,117)          --
           Net increase/(decrease) in cash and cash equivalents ................     (36,358)         3,119
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................      51,483          8,011
                                                                                   ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................   $  15,125      $  11,130
                                                                                   =========      =========





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

The results of operations presented for the three and six months ended June 30, 2001 and 2002 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

2.   SEGMENT REPORTING

The Company is a provider of digital solutions. The Company evaluated its business activities that are regularly reviewed by executive management and Board of Directors for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one operating segment.

3.   RESTRUCTURING COSTS

During the calendar year 2001, Razorfish evaluated its operating needs including facilities, equipment and staffing. This evaluation resulted in a restructuring plan being placed into effect. In executing the plan, Razorfish recorded restructuring costs of $94.2 million for the year ended December 31, 2001.

During the quarter ended March 31, 2002, Razorfish reversed approximately $1.7 million of the previously expensed restructuring costs related to facilities, due to settlement of these obligations for less than previously expensed.

During the quarter ended June 30, 2002, the Company continued to evaluate its operating needs and as a result incurred and paid severance costs of approximately $0.2 million.

Restructuring costs, which relate to excess facilities for the six months ended June 30, 2002 were as follows (in millions):


                                                  Balance as          Cash                          Balance as
                                                 Of 12/31/2001     Utilization      Reversal       Of 6/30/2002
                                                 -------------     -----------      --------       ------------
Restructuring costs .........................        $ 11.2           $(5.4)           $(1.7)         $ 4.1

                             Current portion (included in accrued expenses) ....................        3.1
                             Long-term portion (included in long-term obligations) .............        1.0
                             Total                                                                    $ 4.1
                                                                                                      =====

4.   EARNINGS PER SHARE

During the Annual Meeting of the Stockholders of the Company held on July 11, 2002, the stockholders voted in favor of ratifying the Amendment to the Certificate of Incorporation for Razorfish, Inc. to effect a reverse stock split of all outstanding shares of

Common Stock at a ratio between one to ten and one to thirty, as such and effective July 16, 2002 the Company's outstanding shares, stock options and warrants reversed split at a thirty to one ratio, with post split shares retaining a par value of $.01 per share. All references to shares and options, in this period and in prior periods, have been adjusted to reflect the post reverse split amounts.

The following table reconciles the denominator of the diluted earnings per share computation as shown on the Consolidated Statements of Operations.

                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                               --------------------        --------------------
                                                                 2001        2002           2001        2002
                                                               --------------------        --------------------
 Diluted EPS Computation                                           (in thousands)              (in thousands)

 Basic common shares outstanding ..........................      3,272       4,665          3,268         4,332
 Effect of common stock options ...........................        --           98             --            54
                                                                 -----       -----          -----         -----
 Diluted common and common equivalent shares ..............      3,272       4,763          3,268         4,386
                                                                 =====       =====          =====         =====

36,094 and 47,536 options were in the money and exercisable, for the three month period ended June 30, 2001 and the six month period ended June 30,2001, respectively, but their effect would have been anti-dilutive and as such, they have been excluded from the calculation of earnings per share.

5.   COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                 Three Months Ended                 Six Months Ended
                                                      June 30,                           June 30,
                                               ------------------------         -------------------------
                                                 2001          2002                 2001          2002
                                               ---------   ------------         ------------ ------------
                                                  (in thousands)                     (in thousands)
Net income (loss)..........................    $(137,112)        $ 340          $ (162,010)        $2,888
Foreign currency translation adjustment ...         (122)           --             (3,117)            --
                                               ---------         -----          ----------         ------
        Comprehensive income (loss) .......    $(137,234)        $ 340          $ (165,127)        $2,888
                                               =========         =====          ==========         ======

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:


                                                   December 31, 2001        June 30, 2002
                                                   -----------------       ---------------
Accounts payable.............................        $ 1,730                   $ 1,576
Accrued payroll and other payroll expenses....         1,356                     1,682
Accrued professional fees.....................           769                       206
Restructuring accruals - short term...........         8,135                     3,137
Tax obligations and related interest..........         7,626                     7,333
Accrued other.................................         1,036                       802
                                                     -------                   -------
     Total....................................       $20,652                   $14,736
                                                     =======                   =======

7.   STOCKHOLDERS' EQUITY

During the quarter ended March 31, 2002, the Company raised approximately $1.5 million, before fees and expenses, through the sale of approximately 356,159 shares of common stock at a price of $ 4.27 per share.

In April 2002, the Company raised approximately $6.0 million, before fees and expenses, through the sale of approximately 623,958 shares of common stock at a price of $9.60 per share (adjusted to reflect the thirty (30) - to - one (1) reverse split). In addition, the Company issued approximately 93,594 warrants to purchase common stock at a price of $13.50 per share (adjusted to reflect the thirty (30) - to - one (1) reverse split). If exercised, the warrants would generate approximately $1.3 million in additional proceeds to the Company.

8.   SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to credit risks consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, and other information. As of June 30, 2002 four clients accounted for 63% of the Company's accounts receivable. During the six months ended June 30, 2002, three clients individually exceeded 10% of revenues, for a total of $10.7 million or 50% of revenues before reimbursement for direct costs.

9.   LEGAL PROCEEDINGS

On June 15, 2001, and June 20, 2001, Razorfish and certain of its present and former officers and directors were named as defendants in two virtually identical purported class actions filed in the United States District Court for the Southern District of New York. The actions have since been consolidated in In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92
(SAS) (the "IPO Allocation Litigations") and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges that the underwriters of Razorfish's initial public offering engaged in improper compensation practices that were not disclosed in the offering's prospectus, among other things. The improper compensation practices allegedly include charging third-party clients of the underwriters excess commissions in exchange for allocations of IPO shares or engaging in certain undisclosed market stabilization practices in order to artificially inflate the price of the stock in the after-market. The amended complaint includes claims against Razorfish and the individual defendants under Section 11 of the Securities Act, and Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The amended complaint also contains claims against the individual defendants under
Section 15 of the Securities Act and Section 20(a) of the Exchange Act. Similar allegations have been made against more than 300 other issuers and their underwriters. No specific amount of damages is claimed. Razorfish is seeking indemnification from its underwriters pursuant to the underwriting agreement entered into at the time of the offering. Razorfish intends to defend these cases vigorously but cannot currently predict the outcome. On July 1, 2002, certain underwriters of the company's initial public offering (specifically, Credit Suisse First Boston Corporation, BancBoston Robertson Stephens Inc., BT Alex. Brown Inc., and Lehman Brothers, Inc.) and other underwriters named in the consolidated action (the "Underwriter Defendants") moved to dismiss all of the IPO Allocation Litigations, including the action involving the Company. On July 15, Jeffrey Dachis, Craig M. Kanarick, Per I.G. Bystedt, Jonas S.A. Svensson, Susan Black, Carter F. Bales, Kjell A. Nordstrom, and John Wren (the "Individual Defendants") and the Company, along with other non-Underwriter Defendants in the coordinated cases, also moved to dismiss the litigation. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot accurately predict the ultimate outcome of the motions

On May 3, 2001, Kilroy Realty, L.P. filed an action to recover rent for premises formerly occupied by Razorfish in Los Angeles, California. Kilroy asserted that it was entitled to recover rent in the amount of approximately $383,890 for the months of March, April and two-thirds of May 2001. The parties settled the matter pursuant to a settlement agreement, dated April 30, 2002, without any admission of liability by Razorfish, and with Razorfish paying $125,000. All monies due under this settlement agreement have been paid.

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

On December 28, 2001, Key Equipment Finance Ltd. ("Key") filed a complaint against Razorfish in the United States District Court for the Southern District of New York to recover funds allegedly owed by Razorfish pursuant to a guarantee of certain equipment leases entered into by and between Razorfish's former wholly-owned subsidiary, Razorfish Limited, and companies affiliated with Key (the "Key Leases"). Key asserts that Razorfish is obligated to pay $271,460 for damages incurred in connection with the breach of the Key Leases. On May 29, 2002, the parties executed a settlement agreement providing for the payment by Razorfish of $185,000 in seven monthly installments.

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

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which establishes accounting and reporting standards for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement is effective for all for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 specifically states that prior period financial statements shall not be restated. The Company believes this standard will not have a significant impact on its results of consolidated operations, financial position, and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements. Factors that could cause or contribute to such differences include those set forth in Item I under the caption "Factors Affecting Future Operating Results" and "Information Regarding Forward-Looking Statements" as well as those discussed elsewhere in the Company's form 10-K for the fiscal year ended December 31, 2001, as amended.

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

Razorfish recognizes revenues for time and materials-based arrangement as services are rendered. Revenues from fixed-time, fixed-price arrangements are recognized on the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. In developing the fixed price of a project, Razorfish follows a process that assesses the technical complexity of the project, the nature of the work, the functions to be performed and the resources required to complete the engagement. Razorfish periodically reassesses its estimated costs for each project, and provisions for estimated losses on unfinished projects are recorded in the period in which such losses are determined. To date, such losses have not been significant.

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

Razorfish's projects vary in size and scope; therefore, a client that accounts for a significant portion of Razorfish's revenues in one period may not generate a similar amount of revenue in subsequent periods. For the quarter ended June 30, 2002 three clients accounted for 25%, 15%, and 14%, respectively, of the Company's revenues before reimbursement for direct costs. No client accounted for more than 10% of Razorfish's revenues in the quarter ended June 30, 2001. Razorfish may derive a significant portion of its revenues from a limited number of clients in the near future. These clients may not retain Razorfish in the future. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse effect on Razorfish's business, financial condition and results of operations.

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

   o capital markets perception of Razorfish and the information technology services market in general;

   o  announcements or implementation of technological innovations;

   o announcements or implementation by us or our competitors of new products or services;

   o layoffs of employees due to underutilization or resignation of key employees, officers, or directors; and

   o  general economic and information technology services market conditions.

Razorfish expects that his trend of fluctuating operating results may continue.

Results of operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended
June 30, 2001

Revenues before reimbursements for direct costs

The Company's revenues before reimbursements for direct costs decreased $18.2 million, or 63%, to $10.5 million for the three months ended June 30, 2002 from $28.7 million from the comparable period in 2001. This decrease in revenue was primarily due to the divestiture of our international operations ($15.9 million) and a significant reduction in demand for services experienced by consultants, which provide similar services to Razorfish. We expect the market for our services to remain volatile and can give no assurance that the decline in our revenues will not continue in future periods.

Project personnel costs before reimbursements for direct costs

The Company's project personnel costs before reimbursements for direct costs decreased $12.8 million, or 69% to $5.8 million for the three months ended June 30, 2002 from $18.6 million for the comparable period in 2001. The decrease is due to a reduction in workforce of approximately 550 employees from the comparable period in 2001 approximately 195 billable employees on June 30, 2002. The majority of reductions were part of Razorfish's restructuring efforts, which included the divesture of our international operations, and were implemented due to reduced demand for the Company's services.

Reimbursements for direct costs

Reimbursements for direct costs decreased $0.4 million, or 50% to $0.4 million for the three months ended June 30, 2002 from $0.8 million for the comparable period in 2001. The decrease is due to the number, type, and scope of projects performed by the company.

Sales and marketing

Razorfish's sales and marketing costs decreased $1.2 million, or 66%, to $0.6 million for the three months ended June 30, 2002 from $1.8 million for the comparable period in 2001. The decrease is due to reduced marketing activities at industry conferences, fewer promotional events, cost reduction efforts and a workforce reduction.

General and administrative

The Company's general and administrative expenses decreased $11.6 million, or 78%, to $3.3 million for the three months ended June 30, 2002 from $14.8 million for the comparable period in 2001. The decrease in general and administrative expenses was attributable to multiple factors: Razorfish reduced its non-billable workforce by approximately 120 from June 30, 2001, and the divestiture of its European operations. Additional reductions occurred in the areas of rent and facilities expenses, equipment rental and depreciation charges.

Amortization of intangibles

The Company's expense related to the amortization of intangibles was approximately $0.8 million for the three months ended June 30, 2001 as compared to an expense of $0 for the comparable period in 2002. The reduction in expense was due to the impairment of all of the remaining intangibles, and resulting write-off in the quarter ended June 30, 2001.

Restructuring costs

During the quarter ended June 30, 2002, the Company continued to evaluate its operating needs and as a result incurred and paid severance costs of approximately $0.2 million.

During the calendar year 2001, Razorfish evaluated its operating needs including facilities, equipment and staffing. This evaluation resulted in a restructuring plan being placed into effect. Accordingly, Razorfish recorded restructuring costs of $70.0 million for the three months ended June 30, 2001.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Revenues before reimbursements for direct costs

The Company's revenues before reimbursements for direct costs decreased $50.1 million, or 70%, to $21.3 million for the six months ended June 30, 2002 from $71.4 million from the comparable period in 2001. This decrease was primarily due to the divestiture of our international operations ($28.6 million) and a significant reduction in demand for services experienced by consultants, which provide similar services to Razorfish. We expect the market for our services to remain volatile and can give no assurance that the decline in our revenues will not continue in future periods.

Project personnel costs before reimbursements for direct costs

The Company's project personnel costs before reimbursements for direct costs decreased $35.7 million, or 75% to $11.7 million for the six months ended June 30, 2002 from $47.4 million for the comparable period in 2001. The decrease is due to a reduction in workforce of approximately 1,030 billable employees for the comparable period in 2001 to approximately 195 billable employees at June 30, 2002. The majority of reductions were part of Razorfish's restructuring efforts, which were implemented due to reduced demand for the Company's services.

Reimbursements for direct costs

Reimbursements for direct costs decreased $1.3 million, or 59% to $0.9 million for the six months ended June 30, 2002 from $2.1 million for the comparable period in 2001. The decrease is due to the number, type, and scope of projects performed by the company.

Sales and marketing

Razorfish's sales and marketing costs decreased $5.5 million, or 85%, to $1.0 million for the six months ended June 30, 2002 from $6.4 million for the comparable period in 2001. The decrease is due to reduced marketing activities at industry conferences, fewer promotional events, cost reduction efforts and a workforce reduction.

General and administrative

The Company's general and administrative expenses decreased $28.8 million, or 81%, to $6.6 million for the six months ended June 30, 2002 from $35.3 million for the comparable period in 2001. The decrease in general and administrative expenses was attributable to multiple factors: Razorfish significantly reduced its non-billable workforce by approximately 270 non-billable employees from June 30, 2001 and the divestiture of its European operations, to approximately 65 non-billable employees as of June 30, 2002. Additional reductions occurred in the areas of rent and facilities expenses, equipment rental and depreciation charges.

Amortization of intangibles

The Company's expense related to the amortization of intangibles was approximately $1.8 million for the six months ended June 30, 2001 as compared to an expense of $0 for the comparable period in 2002. The reduction in expense is a result of an impairment of all of the remaining intangibles, and resulting write-off in the quarter ended June 30, 2001.

Restructuring costs

During the calendar year 2001, Razorfish evaluated its operating needs including facilities, equipment and an appropriate staffing, this evaluation resulted in a restructuring plan being placed into effect. Accordingly, Razorfish recorded restructuring costs of $82.8 million for the six months ended June 30, 2001.

During the quarter ended March 31, 2002, Razorfish reversed approximately $1.7 million of the previously expensed restructuring costs related to facilities, due to settlement of these obligations for less than previously recorded. During the quarter ended June 30, 2002, the Company continued to evaluate its operating needs and as a result incurred and paid severance costs of approximately $0.2 million.

Liquidity and Capital Resources

The Company's net cash used in operating activities was $1.3 million for the six months ended June 30, 2002, and was principally composed of payments of liabilities related to restructuring of $5.0 million offset by net income of $2.9 million and other changes in working capital, compared to net cash used in operating activities of $31.0 million for the six months ended June 30, 2001.

The Company's net cash used in investing activities was $0.3 million for the six months ended June 30, 2002 compared to $2.6 million for the six months ended June 30, 2001. During the six months ended June 30, 2001 capital expenditures were higher due to implementation was started in April of 2000 and completed during the quarter ended June 30, 2001. During the six months ended June 30, 2002 the company installed another software system more in line with its current needs and lower operating and maintenance costs.

The Company's net cash provided by financing activities was $4.7 million for the six months ended June 30, 2002 compared to $0.4 million for the six months ended June 30, 2001. Net cash provided for the period ended June 30, 2002 was mainly due to proceeds of $6.9 million received from common stock and warrant offerings offset by payments of $2.2 million made under lease settlement notes.

Management believes that its current cash position and cash flow generated from its operations will be sufficient to meet its working capital needs for the next twelve months.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

On June 15, 2001, and June 20, 2001, Razorfish and certain of its present and former officers and directors were named as defendants in two virtually identical purported class actions filed in the United States District Court for the Southern District of New York. The actions have since been consolidated in In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92
(SAS) (the "IPO Allocation Litigations") and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges that the underwriters of Razorfish's initial public offering engaged in improper compensation practices that were not disclosed in the offering's prospectus, among other things. The improper compensation practices allegedly include charging third-party clients of the underwriters excess commissions in exchange for allocations of IPO shares or engaging in certain undisclosed market stabilization practices in order to artificially inflate the price of the stock in the after-market. The amended complaint includes claims against Razorfish and the individual defendants under Section 11 of the Securities Act, and Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The amended complaint also contains claims against the individual defendants under
Section 15 of the Securities Act and Section 20(a) of the Exchange Act. Similar allegations have been made against more than 300 other issuers and their underwriters. No specific amount of damages is claimed. Razorfish is seeking indemnification from its underwriters pursuant to the underwriting agreement entered into at the time of the offering. Razorfish intends to defend these cases vigorously but cannot currently predict the outcome. On July 1, 2002, certain underwriters of the company's initial public offering (specifically, Credit Suisse First Boston Corporation, BancBoston Robertson Stephens Inc., BT Alex. Brown Inc., and Lehman Brothers, Inc.) and other underwriters named in the consolidated action (the "Underwriter Defendants") moved to dismiss all of the IPO Allocation Litigations, including the action involving the Company. On July 15, Jeffrey Dachis, Craig M. Kanarick, Per I.G. Bystedt, Jonas S.A. Svensson, Susan Black, Carter F. Bales, Kjell A. Nordstrom, and John Wren (the "Individual Defendants") and the Company, along with other non-Underwriter Defendants in the coordinated cases, also moved to dismiss the litigation. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot accurately predict the ultimate outcome of the motions.

On May 3, 2001, Kilroy Realty, L.P. filed an action to recover rent for premises formerly occupied by Razorfish in Los Angeles, California. Kilroy asserted that it was entitled to recover rent in the amount of approximately $383,890 for the months of March, April and two-thirds of May 2001. The parties settled the matter pursuant to a settlement agreement, dated April 30, 2002, without any admission of liability by Razorfish, and with Razorfish paying $125,000. All monies due under this settlement agreement have been paid.

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

On December 28, 2001, Key Equipment Finance Ltd. ("Key") filed a complaint against Razorfish in the United States District Court for the Southern District of New York to recover funds allegedly owed by Razorfish pursuant to a guarantee of certain equipment leases entered into by and between Razorfish's former wholly-owned subsidiary, Razorfish Limited, and companies affiliated with Key (the "Key Leases"). Key asserts that Razorfish is obligated to pay $271,460 for damages incurred in connection with the breach of the Key Leases. On May 29, 2002, the parties executed a settlement agreement providing for the payment by Razorfish of $185,000 in seven monthly installments.

Item 2. Changes in Securities and Use of Proceeds

Effective July 16, 2002, Razorfish amended its Certificate of Incorporation to effect a reverse stock split of all outstanding shares of the Company's common stock, par value $0.01 per share, at a ratio of thirty (30)-to-one(1). The reverse stock split affected all stockholders equally and did not affect any stockholders proportionate equity interest in the Company or any of the rights currently accruing to common stockholders.

On April 18 and 25, 2002, Razorfish raised in the aggregate approximately $6.0 million, before fees and expenses, through the sale of approximately 623,958 unregistered shares of common stock at a price of $9.60 per share (adjusted to reflect the thirty (30)-to-one (1) reverse stock split). The net offering proceeds to the issuer, after deducting the total expenses incurred, equally approximately $ 5.5 million. The proceeds were used to fund working capital. In addition, Razorfish issued approximately 93,594 warrants to purchase common stock at an exercise price of $13.50 per share (adjusted to reflect the thirty
(30)-to-one (1) reverse stock split). The warrants are immediately exercisable and expire on April 30, 2005. If exercised, the warrants would generate approximately $1.3 million in additional proceeds to the Company.

Ladenburg Thalmann & Co. Inc. acted as the principal placement agent for the issuance and sale of the common stock and warrants and received aggregate fees of approximately $336,000. The above-mentioned securities were subsequently registered on Form S-3, as amended (File No. 333- 87678), which became effective as of May 20, 2002.

Exemption from registration for these transactions are claimed pursuant to
Section 4(2) of the Securities Act regarding transactions by the issuer not involving a public offering, in that these transactions were made, without general solicitation or advertising, to sophisticated investors with access to all relevant information necessary to evaluate these investments and who represented to the Registrant that the shares were being acquired for investment.

Item 4. Submission of matters to a vote of Security holders

The 2002 Annual Meeting of the Stockholders of the Company (the "Meeting") was held on July 11, 2002, therefore all references to shares in Item 4 are prior to the thirty to one reverse split effective July 16, 2002. The total number of outstanding shares of Common Stock entitled to vote at the Meeting was 144,457,470 and there were present at the Meeting in person or by proxy

100,143,198 shares of the Company's Common Stock, which number constituted a quorum for the Meeting, and were entitled to vote and acted as follows with respect to the following proposals:

Approved, by a vote of 97,413,355 votes cast in favor of the election of Jean Philippe Maheu as a director, 2,730,543 votes were cast against, holders of 0 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item; (2) Approved, by a vote of 97,724,589 votes cast in favor of the election of Carter F. Bales as a director, 2,419,309 votes were cast against, holders of 0 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item;
(3) Approved, by a vote of 97,509,414 votes cast in favor of the election of Bo Dimert as a director, 2,634,484 votes were cast against, holders of 0 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item; (4) Approved, by a vote of 97,682,549 votes cast in favor of the election of Peter Lund as a director, 2,461,349 votes were cast against, holders of 0 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item.

Approved, by a vote of 92,551,991 votes cast in favor of ratifying the Amendment to the Certificate of Incorporation for Razorfish, Inc. as amended, to effect a reverse stock split of all outstanding shares of Common Stock at a ratio between one to ten and one to thirty, with 7,272,914 votes cast against, holders of 318,990 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item.

Approved, by a vote of 91,365,269 votes cast in favor of ratifying and approving the adoption of the 2002 Stock Incentive Plan, with 7,452,185 votes cast against, holders of 1,326,444 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item.

Item 6.  Exhibits and reports on Form 8-K

(a)   Exhibits

  Exhibit
    No.                                                Description
 2.1    Agreement and Plan of Merger, dated as of August 10, 1999, by and between Razorfish, Razorfish Merger Sub and
        i-Cube.(2)

 3.1    Certificate of Incorporation of Razorfish, Inc. (the "Company"), amended.(2)

 3.2    By-laws of Razorfish. (1)

 4.1    Registration Rights Agreement, dated March 30, 1999, between Razorfish and Communicade Inc.(1)

 4.2    Specimen Common Stock Certificate of Razorfish.(1)

 4.3    Common Stock and Warrant Purchase Agreement by and among the Company and the Investors, dated as of April 18, 2002. (7)

 4.4    Registration Rights Agreement by and among the Company and the Investors, dated as of April 18, 2002. (7)

 4.5    Form of Warrant. (7)

 4.6    Common Stock and Warrant Purchase Agreement by and among the Company and the Investors, dated as of April 25, 2002. (7)

 4.7    Registration Rights Agreement by and among the Company and the Investors, dated as of April 25, 2002. (7)

 4.8    Form of Warrant. (7)

 4.9    Form of Warrant for Ladenburg Thalmann & Co. Inc. (7)

4.10    Form of Warrant for Ladenburg Thalmann & Co. Inc. (7)

10.1    The Amended and Restated 1997 Stock Option and Incentive Plan.(1)


   Exhibit
    No.                                  Description
  10.2    1999 Amended and Restated Stock Incentive Plan.(2)

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

 10.15    Stock Purchase Agreement, dated as of October 1, 1998, among Communicade, Jeffrey A. Dachis and Craig M. Kanarick.(1)

 10.16    Stock Purchase Agreement, dated October 23, 1998, between Communicade and Spray Ventures AB.(1)

 10.17    Amendment to Stock Purchase Agreement, dated December 10, 1998, between Communicade and Spray Ventures AB.(1)

 10.18    Forms of Voting Agreements.(2)

 10.19    Lease agreement dated as July 14, 1995 between I-Cube and Riverfront Office Park Joint Venture. (2)

 10.20    Amendment No. 1 to Lease Agreement dated as of July 14, 1995 between i-Cube and Riverfront Office Park Joint
          Venture.(2)

 10.21    Promissory Note dated March 6, 2002 between Razorfish, Inc. and Shearwater Partners LLC ($2,125,000) (6)

 10.22    Promissory Note dated March 6, 2002 between Razorfish, Inc. and Shearwater Partners LLC ($750,000) (6)

 10.23    Security Agreement dated March 6, 2002 by and between Razorfish, Inc. and Shearwater Partners LLC (6)

  21.1    Subsidiaries of Razorfish. (5)

  99.1    Certification of Jean-Philippe Maheu, Chief Executive Officer (8)

  99.2    Certification of John J. Roberts, Chief Financial Officer (8)

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

(6) Filed as an exhibit to Razorfish's Report on Form 10-Q that was filed with the Securities and Exchange Commission on May 3, 2002 and incorporated herein by reference.

(7) Filed as an exhibit to Razorfish's Registration Statement on Form S-3 or amendments thereto, declared effective by the Securities and Exchange Commission on May 20, 2002 (File No. 333-87678) and incorporated herein by reference.

(8)   Filed as an exhibit herewith.

(b)   Reports on Form 8-K.

      On April 23,2002, Razorfish announced through a press release that it had entered into a purchase agreement to issue and sell shares of its Class A common stock and warrants to purchase Class A common stock to certain investors.

      On May 22, 2002, Razorfish announced through a press release that it had received a NASDAQ Staff Determination indicating that the Company failed to comply with the minimum price requirement for continued listing.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on August 14, 2002.

        RAZORFISH, INC.

By:    /s/ Jean Philippe Maheu              August 14, 2002
       -----------------------
       Jean Philippe Maheu
       Chief Executive Officer

By:    /s/ John J. Roberts                  August 14, 2002
       -------------------
       John J. Roberts
       Chief Financial Officer

       (Principal Financial and Accounting Officer)