Form 10-Q/A
period 2002-06-30
RAZORFISH INC
filed 2002-08-20
CIK 1075088

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-Q/A

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

                                 RAZORFISH, INC.
                          QUARTERLY REPORT ON FORM 10-Q/A
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

PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Financial Statements

                        RAZORFISH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                   December 31,      June 30,
                                               ASSETS                                 2001             2002
                                                                                   ---------         ---------
                                                                                                   (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ...................................................   $   8,011         $  11,130
   Accounts receivable, net of allowance for doubtful accounts of $575 and $375
      as of December 31, 2001 and June 30, 2002 ................................       4,936             4,668
   Unbilled revenues ...........................................................         346               260
   Prepaid expenses and other current assets ...................................         458               784
   Due from affiliate ..........................................................         335                 8
                                                                                   ---------         ---------
           Total current assets ................................................      14,086            16,850

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of
   $1,048 and $1,337 at December 31, 2001 and June 30, 2002, respectively ......       1,599             1,580
OTHER ASSETS ...................................................................         262               269
                                                                                   ---------         ---------
           Total assets ........................................................   $  15,947         $  18,699
                                                                                   =========         =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

   Accounts payable and accrued expenses .......................................   $  20,652         $  14,736
   Deferred revenues ...........................................................         178               201
                                                                                   ---------         ---------
           Total current liabilities ...........................................      20,830            14,937

LONG-TERM OBLIGATIONS ..........................................................       3,111               978
                                                                                   ---------         ---------
           Total liabilities ...................................................      23,941            15,915
                                                                                   ---------         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

     Preferred stock $.01 par value; 10,000,000 shares authorized; none issued            --                --
     or outstanding Common stock: Class A $.01 par value; 200,000,000 shares authorized; 3,791,639 and 4,815,249 issued

      at December 31, 2001 and June 30, 2002, respectively .....................          38                48
     Class B, $.01 par value; 2 shares authorized, issued, and outstanding at
      December 31, 2001 and June 30, 2002 ......................................          --                --
     Additional paid-in capital ................................................     327,468           335,302
     Deferred compensation .....................................................        (423)             (378)
     Accumulated (deficit) .....................................................    (334,489)         (331,600)
     Treasury stock at cost; 2,453 shares at December 31, 2001 and June 30, 2002        (588)             (588)
                                                                                   ---------         ---------
           Total stockholders' equity (deficit).................................      (7,994)            2,784

           Total liabilities and stockholders' equity (deficit) ................   $  15,947         $  18,699
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

Restructuring costs, which relate to excess facilities for the six months ended June 30, 2002 were as follows (in millions):


                                                  Balance as          Cash                          Balance as
                                                 Of 12/31/2001     Utilization      Reversal       Of 6/30/2002
                                                 -------------     -----------      --------       ------------
Restructuring costs .........................        $ 11.2           $(5.4)           $(1.7)         $ 4.1

                             Current portion (included in accrued expenses) ....................        3.1
                             Long-term portion (included in long-term obligations) .............        1.0
                                                                                                      -----
                             Total                                                                    $ 4.1
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

The Company's historical sources of funding have been primarily from the sale of equity securities and cash generated from operations. Management believes that its current cash position and cash flow generated from its operations will be sufficient to meet its working capital needs for the next twelve months.

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


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on August 20, 2002.

        RAZORFISH, INC.

By:    /s/ Jean Philippe Maheu
       -----------------------
       Jean Philippe Maheu
       Chief Executive Officer

By:    /s/ John J. Roberts
       -------------------
       John J. Roberts
       Chief Financial Officer
       (Principal Financial and Accounting Officer)