Form 10-Q
period 2002-09-30
RAZORFISH INC
filed 2002-11-14
CIK 1075088

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

Commission File Number 000-25847

RAZORFISH, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3804503

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

11 Beach Street, New York, New York, 10013
(Address of Principal Executive Offices, Including Zip Code)

(212) 966-5960
(Registrant’s Telephone Number, Including Area Code)

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

☒	YES	☐	NO

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐	YES	☒	NO

          The number of shares outstanding of the Registrant’s Class A Common Stock as of November 13, 2002 was 4,834,974.

RAZORFISH, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I.      FINANCIAL INFORMATION

Item 1.        Unaudited Consolidated Financial Statements

RAZORFISH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2001	September 30, 2002

		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,011	$8,334
Accounts receivable, net of allowance for doubtful accounts of $575 and $373 as of December 31, 2001 and September 30, 2002, respectively	4,936	3,997
Unbilled revenues	346	120
Prepaid expenses and other current assets	458	689
Due from affiliate	335	—

Total current assets	14,086	13,140
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,048 and $1,477 at December 31, 2001 and September 30, 2002, respectively	1,599	1,586
OTHER ASSETS	262	274

Total assets	$15,947	$15,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$20,652	$11,863
Deferred revenues	178	95

Total current liabilities	20,830	11,958
LONG-TERM OBLIGATIONS	3,111	342

Total liabilities	23,941	12,300

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock: Class A $.01 par value; 200,000,000 shares authorized; 3,791,639 and 4,834,520 issued at December 31, 2001 and September 30, 2002, respectively.	38	48
Class B, $.01 par value; 2 shares authorized, issued, and outstanding at December 31, 2001 and September 30, 2002	—	—
Additional paid-in capital	327,468	335,308
Deferred compensation	(423)	(278)
Accumulated (deficit)	(334,489)	(331,790)
Treasury stock at cost; 2,453 shares at December 31, 2001 and September 30, 2002	(588)	(588)

Total stockholders’ equity (deficit).	(7,994)	2,700

Total liabilities and stockholders’ equity (deficit)	$15,947	$15,000

The accompanying notes are an integral part of these financial statements

RAZORFISH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Revenues
Revenues before reimbursements for direct costs	$19,023	$9,367	$90,395	$30,659
Reimbursements for direct costs	660	241	2,808	1,119

Total revenues	19,683	9,608	93,203	31,778

Project personnel costs
Project personnel costs before reimbursements for direct costs	12,298	5,545	59,718	17,276
Reimbursements for direct costs	660	241	2,808	1,119

Total project personnel costs	12,958	5,786	62,526	18,395

Gross profit	6,725	3,822	30,677	13,383
Sales and marketing	1,037	603	7,466	1,560
General and administrative – (exclusive of non-cash compensation expense of $180 and $100 for the three months ended September 30, 2001 and 2002, respectively, and $440 and $1,090 for the nine months ended September 30, 2001 and 2002, respectively)	8,128	3,169	43,462	9,720
Non-cash compensation expense	180	100	440	1,090
Restructuring costs	12,407	164	95,224	(1,303)
Impairment loss	—	—	60,116	—
Amortization of intangibles	—	—	1,759	—

Income / (loss) from operations	(15,027)	(214)	(177,790)	2,316
Other income, net	97	24	775	382

Income / (loss) before income taxes	(14,930)	(190)	(177,015)	2,698
Provision for income taxes	—	—	(75)	—

Net income / (loss)	$(14,930)	$(190)	$(176,940)	$2,698

Earnings (loss) per share:
Basic	$(4.40)	$(0.04)	$(53.48)	$0.60

Diluted	$(4.40)	$(0.04)	$(53.48)	$0.60

Weighted average common shares outstanding:
Basic	3,395	4,820	3,308	4,497
Diluted	3,395	4,820	3,308	4,533

The accompanying notes are an integral part of these financial statements

RAZORFISH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(176,940)	$2,698
Adjustments to reconcile net income (loss) to net used in operating activities
Depreciation and amortization	5,046	429
Minority interest	(294)	—
Non-cash compensation expense	440	1,091
Non-cash restructuring costs	45,500	(1,605)
Impairment loss	60,116	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	17,146	940
Unbilled revenues	5,860	225
Prepaid expenses and other current assets	(1,009)	(232)
Due from affiliate	—	335
Other assets	178	(12)
Accounts payable and accrued expenses	(5,124)	(6,652)
Deferred revenues	557	(82)
Income taxes payable	(1,815)	—
Increase in other liabilities	13,547	—

Net cash used in operating activities	(36,792)	(2,865)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,575)	(416)

Net cash used in investing activities	(2,575)	(416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	—	6,889
Proceeds from exercise of stock options	410	15
Repayment of stockholder’s loan	681	—
Payments of long-term obligations	(726)	(3,300)

Net cash provided by financing activities	365	3,604

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,198)	—
Net increase/(decrease) in cash and cash equivalents	(41,200)	323
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	51,483	8,011

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,283	$8,334

The accompanying notes are an integral part of these financial statements

RAZORFISH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

PART I

1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Founded in 1995, Razorfish is an IT consulting firm that designs and builds web applications for e-commerce, customer and partner relationship management, employee self-service, and enterprise measurement. Following a user-centered design approach, our applications are designed to help increase customer adoption and productivity with the goal of maximizing business results and returns on IT investments.  Our multi-disciplinary teams combine business strategists, information architects and designers, as well as technology architects and software engineers.  Razorfish is headquartered in New York and has offices in Boston, Los Angeles, San Francisco, and Silicon Valley.

Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and as amended on Form 10-K/A. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the periods presented.

The results of operations presented for the three and nine months ended September 30, 2001 and 2002 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

2.     SEGMENT REPORTING

The Company is an IT consulting firm that designs and builds web applications. The Company evaluated its business activities that are regularly reviewed by executive management and Board of Directors for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one operating segment.

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

During the quarter ended September 30, 2002, the Company continued to evaluate its operating needs and as a result incurred additional expense of  $0.2 million for idled leased equipment.

Restructuring costs, which relate to excess facilities for the nine months ended September 30, 2002 are as follows (in millions):

	Balance as Of 12/31/2001	Cash Utilization	Reversal	Balance as Of 9/30/2002

Restructuring costs	$11.2	$(7.2)	$(1.3)	$2.7
Current portion (included in accrued expenses)				2.4
Long-term portion (included in long-term obligations)				0.3

Total				$2.7

4.     EARNINGS PER SHARE

During the Annual Meeting of the Stockholders of the Company held on July 11, 2002, the stockholders voted in favor of ratifying the Amendment to the Certificate of Incorporation for Razorfish, Inc. to effect a reverse stock split of all outstanding shares of Common Stock, at a ratio between one-to-ten and one-to-thirty. As such and effective July 16, 2002, the Company’s outstanding shares, stock options and warrants reversed split at a thirty to one ratio, with post split shares retaining a par value of $0.01 per share. All references to shares and options, in this period and in prior periods, have been adjusted to reflect the post reverse split amounts.

The following table reconciles the denominator of the diluted earnings per share computation as shown on the Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

	(in thousands)		(in thousands)
Diluted EPS Computation
Basic common shares outstanding	3,395	4,820	3,308	4,497
Effect of common stock options	—	—	—	36

Diluted common and common equivalent shares	3,395	4,820	3,308	4,533

Common stock options in the money and exercisable that are excluded from the calculation of earnings per share due to their anti-dilutive effect are as follows 12,854 and 53,643 for the three months ended September 30, 2001 and 2002, respectively, and 42,326 for the nine months ended September 30, 2001.

5.     COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

	(in thousands)		(in thousands)
Net income (loss)	$(14,930)	$(190)	$(176,940)	$2,698
Foreign currency translation adjustment	919	—	(2,198)	—

Comprehensive income (loss)	$(14,0911)	$(190)	$(179,138)	$2,698

6.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2001	September 30, 2002

Accounts payable.	$1,730	$1,061
Accrued payroll and other payroll expenses	1,356	554
Restructuring accruals - short term.	8,135	2,432
Tax obligations and related interest	7,626	7,333
Accrued other.	1,805	483

Total	$20,652	$11,863

7.     STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2002, the Company raised approximately $1.7 million, before fees and expenses of $0.2, through the sale of approximately 356,159 shares of common stock at a price of $ 4.66 per share.

In April 2002, the Company raised approximately $6.0 million, before fees and expenses, through the sale of approximately 623,958 shares of common stock at a price of $9.60 per share. In addition, the Company issued approximately 93,594 warrants to purchase common stock at a price of $13.50 per share. If exercised, the warrants would generate approximately $1.3 million in additional proceeds.

8.     SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to credit risks consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, and other information. As of September 30, 2002 five clients accounted for 53% of the Company’s accounts receivable. During the nine months ended September 30, 2002, four clients individually exceeded 10% of revenues, for a total of $17.7 million or 58% of revenues before reimbursement for direct costs.

9.     LEGAL PROCEEDINGS

On June 15, 2001, and June 20, 2001, Razorfish and certain of its present and former officers and directors were named as defendants in two virtually identical purported class actions filed in the United States District Court for the Southern District of New York. The actions have since been consolidated in In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS) (the “IPO Allocation Litigations”) and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges that the underwriters of Razorfish’s initial public offering engaged in improper compensation practices that were not disclosed in the offering’s prospectus, among other things. The improper compensation practices allegedly include charging third-party clients of the underwriters excess commissions in exchange for allocations of IPO shares or engaging in certain undisclosed market stabilization practices in order to artificially inflate the price of the stock in the after-market. The amended complaint includes claims against Razorfish and the individual defendants under Section 11 of the Securities Act, and Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated there under. The amended complaint also contains claims against the individual defendants under Section 15 of the Securities Act and Section 20(a) of the Exchange Act. Similar allegations have been made against more than 300 other issuers and their underwriters. No specific amount of damages is claimed. Razorfish is seeking indemnification from its underwriters pursuant to the underwriting agreement entered into at the time of the offering. Razorfish intends to defend these cases vigorously but cannot currently predict the outcome. On July 1, 2002, certain underwriters of the company’s initial public offering (specifically, Credit Suisse First Boston Corporation, BancBoston Robertson Stephens Inc., BT Alex. Brown Inc., and Lehman Brothers, Inc.) and other underwriters named in the consolidated action (the “Underwriter Defendants”) moved to dismiss all of the IPO Allocation Litigations, including the action involving the Company. On July 15, 2002, Jeffrey Dachis, Craig M. Kanarick, Per I.G. Bystedt, Jonas S.A. Svensson, Susan Black, Carter F. Bales, Kjell A. Nordstrom, and John Wren (the “Individual Defendants”) and the Company, along with other non-Underwriter Defendants in the coordinated cases, also moved to dismiss the litigation. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot accurately predict the ultimate outcome of the motions.

On December 13, 2000, a class action lawsuit was filed against Razorfish and certain officers of the corporation in the Southern District of New York. An additional 12 identical actions have since been filed, and all suits have been consolidated in the Southern District. The suits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”), and Rule 10b-5 promulgated thereunder based on alleged false statements made in Razorfish’s public disclosures concerning the integration of i-Cube, a company acquired by Razorfish in 1999. On September 26, 2001, the United States District Court for the Southern District of New York (“SDNY”) granted with prejudice Razorfish’s motion to dismiss the consolidated securities class action. Plaintiffs are seeking reconsideration of this decision. Razorfish believes these allegations are without merit in law or fact. Razorfish cannot assure you, however, that this matter will be resolved in its favor.

On February 13, 2001, a derivative action was filed in Delaware Chancery Court by Robert C. Nichols on behalf of Razorfish against the members of Razorfish’s Board of Directors, alleging breach of the Directors’ fiduciary duties to Razorfish that were virtually identical to the allegations in the SDNY securities class action. This action is currently stayed by agreement of the parties, pending the outcome of the SDNY action. Razorfish believes these allegations are without merit in law or fact. Razorfish cannot assure you, however, that this matter will be resolved in its favor.

10.     RECENT ACCOUNTING PRONOUNCEMENTS

On November 14-15, 2001, the Emerging Issues Task Force (“EITF”) of the FASB concluded that reimbursements received for “out-of-pocket” expenses should be classified as revenue, and correspondingly cost of services, in the income statement. Upon application of the pronouncement, comparative financial statements for prior periods must also be reclassified in order to ensure consistency among all periods presented. The Company has adopted this pronouncement as of January 1, 2002 and has included reimbursements for direct costs within the total revenues and total project personnel costs for all periods presented.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which establishes accounting and reporting standards for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement is effective for all for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 specifically states that prior period financial statements shall not be restated. The Company believes this standard will not have a significant impact on its results of consolidated operations, financial position, and cash flows.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements. Factors that could cause or contribute to such differences include those set forth in Item I of the Company’s Form 10-K for the fiscal year ended December 31, 2001, as amended, under the caption “Factors Affecting Future Operating Results” and “Information Regarding Forward-Looking Statements” as well as those discussed elsewhere in the Company’s Form 10-K for the fiscal year ended December 31, 2001, as amended.

Subsequent to the filing of our Form 10-K, as amended, for the fiscal year ended December 31, 2001, we hereby update the risk factor, “Our revenues are difficult to predict because we derive them from fees generated on a project-by-project basis and we do not have a substantial number of long-term contracts with our clients” with the following:

Because clients typically engage us on a project-by-project basis, we cannot be certain that these clients will engage us for future projects. It is difficult to predict whether our revenues will decrease in subsequent periods because a client elects not to retain us after the completion of a project or elects to retain us for a smaller project. For the quarter ended September 30, 2002, five clients individually exceeded 10% of quarterly revenues, amounting to $6.7 million or 71% of the quarterly revenues. It is possible that, in the future, we may depend on a small number of clients for a significant portion of our revenues and who retain our services on a project-by-project basis. In that event, our business may be adversely affected if such clients do not retain us upon completion of their projects for projects of a similar size and cost. In addition, if the number or average size of our client engagements decreases in any quarter, then our revenues and operating results may also decrease.

Many of our clients can terminate their agreements with us, whether time and materials or fixed-fee based, on 30-days’ prior written notice If our clients terminate, or fail to renew, existing agreements, our business, financial condition and results of operations could suffer material harm.

Unless otherwise indicated, all references to Razorfish refer to Razorfish, Inc., and subsequent to their acquisition or formation, its subsidiaries.

Overview

Razorfish derives substantially all of its revenues from fees for services generated on a project-by-project basis. Razorfish’s services are provided on a time and materials basis and on a fixed-time, fixed-price basis. Historically, Razorfish has not derived a substantial amount of its revenues from a retainer basis; however, in the future, Razorfish may utilize such arrangements.

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

Agreements entered into in connection with time and materials projects are generally terminable by the client upon 30-days’ prior written notice, and clients are required to pay Razorfish for all time, materials and expenses incurred by Razorfish through the effective date of termination. Agreements entered into in connection with fixed-time, fixed-price projects, are generally terminable by the client upon payment for work performed and the next progress payment due. If clients terminate existing agreements or if Razorfish is unable to enter into new engagements, Razorfish’s business, financial condition and results of operations could be materially and adversely affected. In addition, because a proportion of Razorfish’s expenses are relatively fixed, a variation in the number of client engagements can cause significant variations in operating results from quarter to quarter.

Operating and other expenses

Razorfish’s project personnel costs consist primarily of compensation and related costs of personnel dedicated to customer assignments. Project personnel costs also include fees paid to subcontractors for work performed in connection with projects and non-reimbursed project travel expenses.

Razorfish’s sales and marketing costs consist primarily of compensation and related costs of sales and marketing personnel, travel expenses, and marketing programs and promotion costs.

Razorfish’s general and administrative costs consist primarily of compensation and related costs of the management and administrative functions, including finance and accounting, human resources and internal information technology, and the costs of Razorfish’s facilities and other general corporate expenses.

Quarter-to-quarter fluctuations in margins

Razorfish’s operating results and quarter-to-quarter margins may fluctuate in the future as a result of many factors, some of which are beyond Razorfish’s control. Historically, Razorfish’s quarterly margins have been impacted by:

•	the number of client engagements undertaken or completed;

•	a change in the scope of ongoing client engagements;

•	seasonality;

•	a shift from fixed-fee to time and materials-based contracts;

•	the number of days during the quarter;

•	utilization rates of employees;

•	marketing and business development expenses;

•	charges relating to strategic acquisitions;

•	pricing changes in the information technology services market;

•	capital markets perception of Razorfish and the information technology services market in general;

•	announcements or implementation of technological innovations;

•	announcements or implementation by us or our competitors of new products or services;

•	layoffs of employees due to underutilization or resignation of key employees, officers, or directors; and

•	general economic and information technology services market conditions.

Razorfish expects that his trend of fluctuating operating results may continue.

Results of operations

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Revenues before reimbursements for direct costs

The Company’s revenues before reimbursements for direct costs decreased $9.7 million, or 51%, to $9.4 million for the three months ended September 30, 2002 from $19.0 million for the comparable period in 2001. This decrease in revenue was primarily due to the divestiture of our international operations ($6.4 million) and a reduction in demand for services experienced by consultants, which provide similar services to Razorfish. We expect the market for our services to remain volatile and can give no assurance that the decline in our revenues will not continue in future periods.

Project personnel costs before reimbursements for direct costs

The Company’s project personnel costs before reimbursements for direct costs decreased $6.8 million, or 55% to $5.5 million for the three months ended September 30, 2002 from $12.3 million for the comparable period in 2001. This decrease was primarily due to the divestiture of our international operations ($4.9 million) and a reduction in domestic headcount and employee related costs of  ($1.7 million).

Reimbursements for direct costs

Reimbursements for direct costs decreased $0.4 million, or 64%, to $0.2 million for the three months ended September 30, 2002 from $0.7 million for the comparable period in 2001. The decrease is due to the number, type, and scope of projects performed by the company.

Sales and marketing

Razorfish’s sales and marketing costs decreased $0.4 million, or 42%, to $0.6 million for the three months ended September 30, 2002 from $1.0 million for the comparable period in 2001. The decrease is due to reduced marketing activities at industry conferences, fewer promotional events, cost reduction efforts and a workforce reduction.

General and administrative

The Company’s general and administrative expenses decreased $5.0 million, or 61%, to $3.2 million for the three months ended September 30, 2002 from $8.1 million for the comparable period in 2001. The decrease in general and administrative expenses was attributable to multiple factors including: the divestiture of our international operations ($2.3 million), additional reductions occurred in the areas of rent and facilities expenses, equipment rental and depreciation charges.

Restructuring costs

During the fiscal year 2001, Razorfish evaluated its operating needs including facilities, equipment and staffing. This evaluation resulted in a restructuring plan being placed into effect. Accordingly, Razorfish recorded restructuring costs of $12.4 million for the three months ended September 30, 2001.

During the quarter ended September 30, 2002, the Company continued to evaluate its operating needs and as a result incurred additional expense of  $0.2 million for idled leased equipment

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Revenues before reimbursements for direct costs

The Company’s revenues before reimbursements for direct costs decreased $59.7 million, or 66%, to $30.7 million for the nine months ended September 30, 2002 from $90.4 million for the comparable period in 2001. This decrease was primarily due to the divestiture of our international operations ($36.1 million) and a reduction in demand for services experienced by consultants, which provide similar services to Razorfish. We expect the market for our services to remain volatile and can give no assurance that the decline in our revenues will not continue in future periods.

Project personnel costs before reimbursements for direct costs

The Company’s project personnel costs before reimbursements for direct costs decreased $42.4 million, or 71% to $17.3 million for the nine months ended September 30, 2002 from $59.7 million for the comparable period in 2001. This decrease was primarily due to the divestiture of our international operations ($25.4 million) and significant reductions in the domestic workforce from approximately 489 billable employees during the comparable period in 2001 to approximately 187 billable employees as of the nine months ended September 30, 2002.

Reimbursements for direct costs

Reimbursements for direct costs decreased $1.7 million, or 60%, to $1.1 million for the nine months ended September 30, 2002 from $2.8 million for the comparable period in 2001. The decrease is due to the number, type, and scope of projects performed by the company.

Sales and marketing

Razorfish’s sales and marketing costs decreased $5.9 million, or 79%, to $1.6 million for the nine months ended September 30, 2002 from $7.5 million for the comparable period in 2001. The decrease is due to reduced marketing activities at industry conferences, fewer promotional events, cost reduction efforts and a workforce reduction.

General and administrative

The Company’s general and administrative expenses decreased $33.7 million, or 78%, to $9.7 million for the nine months ended September 30, 2002 from $43.5 million for the comparable period in 2001. The decrease in general and administrative expenses was attributable to multiple factors: 1) the divestiture of European operations ($13.1 million), 2) general and administrative payroll reductions of $11.8 million and 3) reductions of $5.9 million in the areas of rent and facilities expenses, equipment lease expenses and depreciation charges.

Amortization of intangibles

The Company’s expense related to the amortization of intangibles was approximately $1.8 million for the nine months ended September 30, 2001 as compared to an expense of $0.0 for the comparable period in 2002. The reduction in expense is a result of an impairment of the remaining intangibles, and a resulting write-off in the quarter ended June 30, 2001.

Restructuring costs

During the fiscal year 2001, Razorfish evaluated its operating needs including facilities, equipment and an appropriate staffing, this evaluation resulted in a restructuring plan being placed into effect. Accordingly, Razorfish recorded restructuring costs of $95.5 million for the nine months ended September 30, 2001.

During the quarter ended March 31, 2002, Razorfish reversed approximately $1.7 million of previously expensed restructuring costs related to facilities due to the settlement of certain of these obligations for less than previously recorded. From April 1, 2002 through September 30, 2002, the Company continued to evaluate its operating needs and as a result incurred and paid additional severance costs of approximately $0.2 million and accrued $0.2 million additional charges relating to idled leased equipment.

Liquidity and Capital Resources

The Company’s net cash used in operating activities was $2.9 million for the nine months ended September 30, 2002, and was principally composed of payments of liabilities related to restructuring of $3.9 million offset by net income of $2.7 million and other changes in working capital, compared to net cash used in operating activities of $36.8 million for the nine months ended September 30, 2001.

The Company’s net cash used in investing activities was $0.4 million for the nine months ended September 30, 2002 compared to $2.6 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2001 capital expenditures were higher due to a management information system implementation that was started in April of 2000 and completed during the quarter ended September 30, 2001.

The Company’s net cash provided by financing activities was $3.6 million for the nine months ended September 30, 2002, compared to $0.4 million for the nine months ended September 30, 2001. Net cash provided by financing activities for the nine months ended September 30, 2002, was mainly due to proceeds of $6.9 million received from common stock and warrant offerings offset by payments of $3.3 million made under lease settlement notes.

The Company’s historical sources of funding have been primarily from the sale of equity securities and cash generated from operations. Management believes that its current cash position and cash flow generated from its operations will be sufficient to meet its working capital needs for the next twelve months.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this quarterly report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II.       OTHER INFORMATION

Item 1.   Legal Proceedings.

On June 15, 2001, and June 20, 2001, Razorfish and certain of its present and former officers and directors were named as defendants in two virtually identical purported class actions filed in the United States District Court for the Southern District of

New York. The actions have since been consolidated in In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS) (the “IPO Allocation Litigations”) and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges that the underwriters of Razorfish’s initial public offering engaged in improper compensation practices that were not disclosed in the offering’s prospectus, among other things. The improper compensation practices allegedly include charging third-party clients of the underwriters excess commissions in exchange for allocations of IPO shares or engaging in certain undisclosed market stabilization practices in order to artificially inflate the price of the stock in the after-market. The amended complaint includes claims against Razorfish and the individual defendants under Section 11 of the Securities Act, and Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The amended complaint also contains claims against the individual defendants under Section 15 of the Securities Act and Section 20(a) of the Exchange Act. Similar allegations have been made against more than 300 other issuers and their underwriters. No specific amount of damages is claimed. Razorfish is seeking indemnification from its underwriters pursuant to the underwriting agreement entered into at the time of the offering. Razorfish intends to defend these cases vigorously but cannot currently predict the outcome. On July 1, 2002, certain underwriters of the company’s initial public offering (specifically, Credit Suisse First Boston Corporation, BancBoston Robertson Stephens Inc., BT Alex. Brown Inc., and Lehman Brothers, Inc.) and other underwriters named in the consolidated action (the “Underwriter Defendants”) moved to dismiss all of the IPO Allocation Litigations, including the action involving the Company. On July 15, 2002, Jeffrey Dachis, Craig M. Kanarick, Per I.G. Bystedt, Jonas S.A. Svensson, Susan Black, Carter F. Bales, Kjell A. Nordstrom, and John Wren (the “Individual Defendants”) and the Company, along with other non-Underwriter Defendants in the coordinated cases, also moved to dismiss the litigation. Due to the inherent uncertainties of litigation and because the litigation is at a preliminary stage, we cannot accurately predict the ultimate outcome of the motions.

On December 13, 2000, a class action lawsuit was filed against Razorfish and certain officers of the corporation in the Southern District of New York. An additional 12 identical actions have since been filed, and all suits have been consolidated in the Southern District. The suits allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”), and Rule 10b-5 promulgated thereunder based on alleged false statements made in Razorfish’s public disclosures concerning the integration of i-Cube, a company acquired by Razorfish in 1999. On September 26, 2001, the United States District Court for the Southern District of New York (“SDNY”) granted with prejudice Razorfish’s motion to dismiss the consolidated securities class action. Plaintiffs are seeking reconsideration of this decision. Razorfish believes these allegations are without merit in law or fact. Razorfish cannot assure you, however, that this matter will be resolved in its favor.

On February 13, 2001, a derivative action was filed in Delaware Chancery Court by Robert C. Nichols on behalf of Razorfish against the members of Razorfish’s Board of Directors, alleging breach of the Directors’ fiduciary duties to Razorfish that were virtually identical to the allegations in the SDNY securities class action. This action is currently stayed by agreement of the parties, pending the outcome of the SDNY action. Razorfish believes these allegations are without merit in law or fact. Razorfish cannot assure you, however, that this matter will be resolved in its favor.

Item 2.   Changes in Securities and Use of Proceeds.

Effective July 16, 2002, Razorfish amended its Certificate of Incorporation to effect a reverse stock split of all outstanding shares of the Company’s Common Stock, par value $0.01 per share, at a ratio of thirty-to-one. The reverse stock split affected all stockholders equally and did not affect any stockholders proportionate equity interest in the Company or any of the rights currently accruing to common stockholders.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

The information required by this Item is contained in the Company’s Form 10-Q for the quarterly period ended June 30, 2002, as amended, and is incorporated by reference herein.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits and reports on Form 8-K

(a)     Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 10, 1999, by and between Razorfish, Razorfish Merger Sub and i-Cube. (2)

3.1	Certificate of Incorporation of Razorfish, Inc. (the “Company”), amended. (2)

3.2	By-laws of Razorfish. (1)

4.1	Registration Rights Agreement, dated March 30, 1999, between Razorfish and Communicade Inc. (1)

4.2	Specimen Common Stock Certificate of Razorfish. (1)

4.3	Common Stock and Warrant Purchase Agreement by and among the Company and the Investors, dated as of April 18, 2002. (7)

4.4	Registration Rights Agreement by and among the Company and the Investors, dated as of April 18, 2002. (7)

4.5	Form of Warrant. (7)

4.6	Common Stock and Warrant Purchase Agreement by and among the Company and the Investors, dated as of April 25, 2002. (7)

4.7	Registration Rights Agreement by and among the Company and the Investors, dated as of April 25, 2002. (7)

4.8	Form of Warrant. (7)

4.9	Form of Warrant for Ladenburg Thalmann & Co. Inc. (7)

4.10	Form of Warrant for Ladenburg Thalmann & Co. Inc. (7)

10.1	The Amended and Restated 1997 Stock Option and Incentive Plan. (1)
10.2	1999 Amended and Restated Stock Incentive Plan. (2)

10.3	2000 Non-officer Stock Incentive Plan. (3)

10.4	Non-competitive Agreement, dated September 18, 1996, between Razorfish and Jeffrey A. Dachis. (1)

10.5	Non-competitive Agreement, dated September 18, 1996, between Razorfish and Craig M. Kanarick. (1)

10.6	Employment Agreement, dated June 19, 1997, between Razorfish and Jean-Philippe Maheu. (1)

10.7	Employment Agreement dated as of August 1, 2000, between Razorfish and John Roberts. (5)

10.8	Employment Agreement dated as of July 1, 2000 between Razorfish and Jean-Philippe Maheu. (5)

10.9	Lease Agreement, dated October 28, 1996, between Razorfish and Man Yun Real Estate Corporation. (1)

10.10	Lease Agreement, dated April 30, 1997, between Razorfish and Man Yun Real Estate Corporation. (1)

10.11	Lease Agreement, dated March 10, 1998, between R Bechelli and Alpha Online, Inc., as amended by letter dated February 9, 1999. (1)

10.12	Subscription and Exchange Agreement, dated as of October 1, 1998, among Razorfish, Spray Ventures AB and Communicade. (1)

10.13	First Amendment to the Subscription and Exchange Agreement, dated November 25, 1998, among Razorfish, Spray Ventures AB, Spray Network AB and Communicade. (1)

10.14	Second Amendment to the Subscription and Exchange Agreement, dated December 10, 1998, among Razorfish, Spray Ventures AB, Spray Network AB and Communicade. (1)

10.15	Stock Purchase Agreement, dated as of October 1, 1998, among Communicade, Jeffrey A. Dachis and Craig M. Kanarick. (1)

10.16	Stock Purchase Agreement, dated October 23, 1998, between Communicade and Spray Ventures AB. (1)

10.17	Amendment to Stock Purchase Agreement, dated December 10, 1998, between Communicade and Spray Ventures AB. (1)

10.18	Forms of Voting Agreements. (2)

10.19	Lease agreement dated as July 14, 1995 between I-Cube and Riverfront Office Park Joint Venture. (2)

10.20	Amendment No. 1 to Lease Agreement dated as of July 14, 1995 between i-Cube and Riverfront Office Park Joint Venture. (2)

10.21	Promissory Note dated March 6, 2002 between Razorfish, Inc. and Shearwater Partners LLC ($2,125,000) (6)

10.22	Promissory Note dated March 6, 2002 between Razorfish, Inc. and Shearwater Partners LLC ($750,000) (6)

10.23	Security Agreement dated March 6, 2002 by and between Razorfish, Inc. and Shearwater Partners LLC (6)

21.1	Subsidiaries of Razorfish. (5)

99.1	Chief Executive Officer’s Certification. (8)

99.2	Chief Financial Officer’s Certification. (8)

(1)

Filed as an exhibit to Razorfish’s Registration Statement on Form S-1 or amendments thereto declared effective by the Securities and Exchange Commission on April 26, 1999 (File No. 333-71043) and incorporated herein by reference.

(2)

Filed as an exhibit to Razorfish’s Registration Statement on Form S-4 or amendments thereto declared effective by the Securities and Exchange Commission on October 1, 1999 (File No. 333-87031) and incorporated herein by reference.

(3)	Filed as an exhibit to Razorfish’s Report on Form 8-K/A that was filed with the Securities and Exchange Commission on June 30, 2000 and incorporated herein by reference.

(4)	Filed as an exhibit to Razorfish’s Report on Form 10-K that was filed with the Securities and Exchange Commission on April 2, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to Razorfish’s Report on Form 10-K that was filed with the Securities and Exchange Commission on April 15, 2002 and incorporated herein by reference.

(6)	Filed as an exhibit to Razorfish’s Report on Form 10-Q that was filed with the Securities and Exchange Commission on May 3, 2002 and incorporated herein by reference.

(7)

Filed as an exhibit to Razorfish’s Registration Statement on Form S-3 or amendments thereto, declared effective by the Securities and Exchange Commission on May 20, 2002 (File No. 333-87678) and incorporated herein by reference.

(8)	Filed as an exhibit herewith.

(b)	Reports on Form 8-K.

On July 9, 2002, Razorfish filed a Form 8-K stating that effective July 1, 2002, it dismissed Arthur Andersen LLP, (“Arthur Andersen”) as the Company’s independent public accountants and included the required response letter from Arthur Andersen to the Securities and Exchange Commission, dated July 1, 2002.

On August 6, 2002, Razorfish filed a Form 8-K stating that effective August 5, 2002, it engaged KPMG LLP, (“KPMG”) as its new independent public accountants for the year ended December 31, 2002.

On August 22, 2002, Razorfish filed a Form 8-K to announce through a press release that its common stock will be transferred to the Nasdaq SmallCap Market effective at the start of trading on August 22, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized,

Date: November 13, 2002	RAZORFISH, INC.

	By:	/s/ JEAN-PHILIPPE MAHEU

Jean-Philippe Maheu Chief Executive Officer

	By:	/s/ JOHN J. ROBERTS

John J. Roberts Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Jean-Philippe Maheu, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Razorfish, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within in 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ JEAN-PHILIPPE MAHEU

Jean-Philippe Maheu, Chief Executive Officer

I, John J. Roberts, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Razorfish, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within in 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ JOHN J. ROBERTS

John J. Roberts, Chief Financial Officer (Principal Financial and Accounting Officer)